Form 10QSB
period 1996-09-30
CAROLINA FINCORP INC
filed 1996-12-26
CIK 1017232

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                               FORM 10-QSB


               [X]  Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996


                   [_]    Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                      -------------------------


                  Commission File Number       000-21701
                                            ---------------


                            CAROLINA FINCORP, INC.
   -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     NORTH CAROLINA                                             56-1978449
   -----------------                                 -----------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                      Identification Number)


                   115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC 28380
                  -------------------------------------------------
                       (Address of principal executive office)


                                   (910) 997-6245
                                   --------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                             ------         ------

As of December 16, 1996, 1,851,500 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                               Page No.
                                                               --------

Part 1.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)


              Consolidated Statements of Financial Condition
              September 30, 1996 and June 30, 1996..............  3

              Consolidated Statements of Operations
              Three Months Ended September 30, 1996 and 1995....  4

              Consolidated Statements of Cash Flows
              Three Months Ended September 30, 1996 and 1995....  5

              Notes to Consolidated Financial Statements........  6

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations........  8

Part II.   Other Information

              Item 6.  Exhibits and Reports on Form 8-K......... 10

Part 1.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------


             Richmond Savings Bank, SSB and Subsidiary (See Note B)
                 Consolidated Statements of Financial Condition
================================================================================


                                                        September 30,
                                                             1996       June 30,
ASSETS                                                   (Unaudited)     1996 *
                                                        --------------  --------
                                                             (In Thousands)

Cash on hand and in banks                                     $   951    $ 1,207
Interest-bearing balances in other banks                        3,602      4,685
Investment securities available for sale, at fair value         8,940      8,387
Investment securities held to maturity, at amortized cost       8,298      7,975
Loans receivable, net                                          69,968     68,358
Accrued interest receivable                                       651        577
Premises and equipment, net                                     1,569      1,356
Real estate acquired in settlement of loans                         -         29
Stock in the Federal Home Loan Bank, at cost                      735        735
Other assets                                                      877        801
                                                              -------    -------

                                        TOTAL ASSETS          $95,591    $94,110
                                                              =======    =======

LIABILITIES AND RETAINED EARNINGS

Deposit accounts                                              $85,039    $83,715
Accrued interest payable                                          194        211
Advance payments by borrowers for property taxes
 and insurance                                                    365        469
Accrued expenses and other liabilities                          1,508      1,074
                                                              -------    -------

                                   TOTAL LIABILITIES           87,106     85,469

Retained earnings, substantially restricted                     8,485      8,641
                                                              -------    -------

                               TOTAL LIABILITIES AND
                                   RETAINED EARNINGS          $95,591    $94,110
                                                              =======    =======


* Derived from audited financial statements

See accompanying notes.

             Richmond Savings Bank, SSB and Subsidiary (See Note B)
               Consolidated Statements of Operations (Unaudited)
================================================================================


                                                          Three Months Ended
                                                             September 30,
                                                      ---------------------------
                                                          1996           1995
                                                      ------------   ------------
                                                             (In Thousands)
INTEREST INCOME
 Loans                                                   $1,394         $1,394
 Investments and deposits in other banks                    338            287
                                                         ------         ------
                           TOTAL INTEREST INCOME          1,732          1,681

INTEREST EXPENSE ON DEPOSIT ACCOUNTS                        998            987
                                                         ------         ------
                             NET INTEREST INCOME            734            694

PROVISION FOR LOAN LOSSES                                     9              9
                                                         ------         ------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES            725            685
                                                         ------         ------
OTHER INCOME
 Transaction and other service fee income                    99             91
 Gain on sale of loans                                        -              4
 Other income                                                30             27
                                                         ------         ------

                              TOTAL OTHER INCOME            129            122
                                                         ------         ------
OTHER EXPENSES
 Personnel costs                                            326            299
 Occupancy                                                   39             34
 Equipment rental and maintenance                            41             38
 Marketing                                                   12             10
 Data processing and outside service fees                    69             68
 Federal and other insurance premiums                        57             53
 FDIC special assessment                                    519              -
 Supplies, telephone and postage                             30             24
 Other                                                       50             65
                                                         ------         ------
                            TOTAL OTHER EXPENSES          1,143            591
                                                         ------         ------
                            INCOME (LOSS) BEFORE
                     INCOME TAX EXPENSE (BENEFIT)          (289)           216

INCOME TAX EXPENSE (BENEFIT)                                (95)            64
                                                         ------         ------

                                NET INCOME (LOSS)        $ (194)        $  152
                                                         ======         ======

See accompanying notes.

             Richmond Savings Bank, SSB and Subsidiary (See Note B)
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================


                                                          Three Months Ended
                                                             September 30,
                                                          ---------------------
                                                             1996        1995
                                                          ----------  ---------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   (194)  $    153
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                 33         31
   Amortization, net                                            17          2
   FHLB stock                                                    -        (50)
   Provision for loan losses                                     9          9
   Deferred income taxes                                      (105)         7
   Deferred compensation                                        21         22
   Change in assets and liabilities
    Increase in accrued interest receivable                    (74)       (18)
    (Increase) decrease in other assets                        (26)       138
    Decrease in accrued interest payable                       (17)       (74)
    Increase (decrease) in accrued expenses and other
    liabilities                                                480         (4)
                                                          --------   --------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES       144        216
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                    (500)      (500)
  Held to maturity investment securities                      (528)         -
 Proceeds from maturities and calls of:
  Held to maturity investment securities                       195         62
 Net increase in loans                                      (1,608)      (857)
 Proceeds from sale of loans                                     -        558
 Purchase of property and equipment                           (234)         -
 Proceeds from sale of real estate acquired in
  settlement of loans                                           28          -
                                                          --------   --------

                                        NET CASH USED BY
                                    INVESTING ACTIVITIES    (2,647)      (737)
                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                    327       (128)
 Net increase in certificates of deposit                       999        344
 Decrease in advance payments by borrowers for taxes
  and insurance                                               (104)      (147)
 Stock conversion costs incurred                               (58)         -
                                                          --------   --------

                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES     1,164         69
                                                          --------   --------

                                    NET DECREASE IN CASH
                                    AND CASH EQUIVALENTS    (1,339)      (452)

CASH AND CASH EQUIVALENTS, BEGINNING                         5,892      4,867
                                                          --------   --------
                                           CASH AND CASH
                                     EQUIVALENTS, ENDING  $  4,553   $  4,415
                                                          ========   ========

See accompanying notes.

                  Richmond Savings Bank, SSB and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles. The financial statements include the accounts of Richmond Savings Bank, SSB ("Richmond Savings" or the "Bank") and its wholly owned subsidiary. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Bank's registration statement on Form S-1. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On May 1, 1996, the Board of Directors of Richmond Savings Bank, SSB unanimously adopted a Plan of Holding Company Conversion, which was subsequently amended and restated on September 4, 1996 (the "Plan"), whereby Richmond Savings would convert from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and would become a wholly-owned subsidiary of a holding company (Carolina Fincorp, Inc.) formed in connection with the conversion. Carolina Fincorp, Inc. would issue common stock to be sold in the conversion and would use that portion of the net proceeds thereof, which it does not retain, to purchase the capital stock of Richmond Savings. The Plan was subject to approval by regulatory authorities and the members of Richmond Savings at a special meeting. At September 30, 1996, regulatory approval had not yet been received.

At the time of conversion, Richmond Savings will establish a liquidation account in an amount equal to its net worth as reflected in its latest balance sheet used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in Richmond Savings after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

Richmond Savings may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

                   Richmond Savings Bank, SSB and Subsidiary
                   Notes to Consolidated Financial Statements
================================================================================

NOTE B - PLAN OF CONVERSION (Continued)

Conversion costs of approximately $120,000 and $62,000 had been incurred and are included in prepaid expenses and other assets as of September 30, 1996 and June 30, 1996, respectively. If the conversion is ultimately successful, conversion costs will be accounted for as a reduction of the stock proceeds. If the conversion is unsuccessful, conversion costs will be charged to Richmond Savings' operations.

On November 22, 1996, Richmond Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 1,851,500 shares of common stock (no par value) of Carolina Fincorp, Inc., a newly formed holding company. Total proceeds of $18,515,000 were reduced by conversion expenses of $915,284. Carolina Fincorp, Inc. paid $7,750,000 to Richmond Savings in exchange for the common stock of Richmond Savings issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law by the President. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $519,000 for Richmond Savings and was charged against earnings during the quarter ended September 30, 1996. Net of an income tax benefit of $176,000, this special assessment decreased earnings by $343,000 during the quarter.


NOTE D - DEFINED CONTRIBUTION RETIREMENT PLAN

In conjunction with the mutual to stock conversion, Richmond Savings' defined contribution target benefit retirement plan was terminated as of September 19, 1996. Funds were distributed in October 1996. There was no gain or loss upon the termination of the defined contribution retirement plan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at September 30, 1996 and June 30, 1996

Richmond Savings has experienced moderate asset growth as total assets have increased from $94.1 million at June 30, 1996 to $95.6 million at September 30, 1996. Loan demand during the quarter has been relatively strong, as net loans receivable have increased by $1.6 million from $68.4 million to $70.0 million. The principal source of funding for the increased loans has been from customer deposits, which increased from $83.7 million at June 30 to $85.0 million at September 30.

Retained earnings totaled $8.5 million at September 30 as compared with $8.6 million at June 30. Richmond Savings continues to substantially exceed all regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 1996 and 1995

Net Income (Loss). Richmond Savings incurred a net loss of $194,000 during the quarter ended September 30, 1996 as compared with net income of $152,000 during the corresponding quarter of the prior year, a decrease of $346,000. The net loss for the current quarter resulted from a special insurance assessment imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Richmond Savings' assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment decreased earnings during the quarter by $343,000. If Richmond Savings had not incurred this special assessment, its net income during the quarter ended September 30, 1996 would have been $149,000.

Net Interest Income. Net interest income increased to $725,000 during the quarter ended September 30, 1996 as compared with $685,000 during the first quarter of the previous year. This increase resulted from a combination of an increase in average interest-earning assets of $3.2 million, which increase consisted principally of investment securities, and a reduction in interest paid on customer deposits, which declined from a weighted average rate of 4.87% during the quarter ended September 30, 1995 to a weighted average rate of 4.74% during the quarter ended September 30, 1996, tracking the general levels of interest rates during the respective quarters.

Provision for Loan Losses. The provision for loan losses was $9,000 for each of the quarters ended September 30, 1996 and 1995. Richmond Savings' management believes that the provision for loan losses and the resulting loan loss allowance at September 30, 1996 will be adequate to absorb losses on existing loans. There were $23,000 in loan charge-offs during the three months ended September 30, 1996 as compared with no net charge-offs during the three months ended September 30, 1995. Nonaccrual loans aggregated $66,000 at September 30, 1996.

Other Income. Other income increased to $129,000 from $122,000, principally as a result of an increase in transaction and other service fee income.

General and Administrative Expenses. Exclusive of the FDIC special insurance assessment explained under the caption "Net Income (Loss)," general and administrative expenses remained relatively stable, increasing to $624,000 during the quarter ended September 30, 1996 as compared with $591,000 during the quarter ended September 30, 1995. This increase generally tracked Richmond Savings' growth in assets, representing, on an annualized basis, 2.63% and 2.68% of average total assets during the respective quarters.

Liquidity and Capital Resources

The objective of Richmond Savings' liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses Richmond Savings' ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Richmond Savings' primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and repayments of mortgage-backed securities. External sources of funds include increases in deposits, advances from the FHLB of Atlanta, and sales of loans.

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at September 30, 1996, as computed under North Carolina regulations, was approximately 23%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1996, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           (27)  Financial data schedule

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.


Date:   December 16, 1996     By:   /s/ R. Larry Campbell
                                    ---------------------
                                     R. Larry Campbell
                                     Chief Executive Officer



Date:   December 16, 1996     By:  /s/ Winston G. Dwyer
                                   --------------------
                                    Winston G. Dwyer
                                    Chief Financial Officer