Form 10QSB
period 1996-12-31
CAROLINA FINCORP INC
filed 1997-02-14
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996


                   [ ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

     For the transition period ended ________________________


                  Commission File Number       000-21701
                                         ---------------------


                            CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              NORTH CAROLINA                          56-1978449
     -------------------------------            --------------------
      (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


                115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC 28380
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


                                (910) 997-6245
--------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

 YES  X        NO
     ---          ---


AS OF FEBRUARY 10, 1997, 1,851,500 SHARES OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING. THE REGISTRANT HAS NO OTHER CLASSES OF SECURITIES OUTSTANDING.

THIS REPORT CONTAINS 12 PAGES.

                                                            Page No.
                                                            --------

Part 1.  FINANCIAL INFORMATION



Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             December 31, 1996 and June 30, 1996............   3

             Consolidated Statements of Operations
             Three and Six Months Ended December 31, 1996
             and 1995.......................................   4

             Consolidated Statements of Cash Flows
             Six Months Ended December 31, 1996 and 1995....   5

             Notes to Consolidated Financial Statements.....   6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....   8

Part II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K......  11

Part 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                    Carolina Fincorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------


                                                          December 31,
                                                              1996      June 30,
ASSETS                                                     (Unaudited)   1996 *
                                                           -----------  --------
                                                              (In Thousands)
Cash on hand and in banks                                    $  1,114    $ 1,207
Interest-bearing balances in other banks                        6,705      4,685
Investment securities available for sale, at fair value        16,227      8,387
Investment securities held to maturity, at amortized cost       7,767      7,975
Loans receivable, net                                          71,438     68,358
Accrued interest receivable                                       660        577
Premises and equipment, net                                     1,878      1,356
Real estate acquired in settlement of loans                         -         29
Stock in the Federal Home Loan Bank, at cost                      735        735
Other assets                                                      646        801
                                                             --------    -------
                                          TOTAL ASSETS       $107,170    $94,110
                                                             ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                            $ 79,703    $83,715
 Accrued interest payable                                         186        211
 Advance payments by borrowers for property taxes
  and insurance                                                   188        469
 Accrued expenses and other liabilities                         1,062      1,074
                                                             --------    -------
                                     TOTAL LIABILITIES         81,139     85,469
                                                             --------    -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                      -          -
 Common stock, 20,000,000 shares authorized; 1,851,000
  shares issued and outstanding at December 31, 1996           17,586          -
 Retained earning, substantially restricted                     8,759      8,641
 ESOP loan receivable                                            (314)         -
                                                             --------    -------
                            TOTAL STOCKHOLDERS' EQUITY         26,031      8,641
                                                             --------    -------
                                 TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY       $107,170    $94,110
                                                             ========    =======

* DERIVED FROM AUDITED FINANCIAL STATEMENTS

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                   Three Months Ended   Six Months Ended
                                      December 31,         December 31,
                                   ------------------   ----------------
                                    1996        1995     1996      1995
                                   -------     ------   -------   ------
                                                  (In Thousands)
INTEREST INCOME
  Loans                            $ 1,446     $1,397   $ 2,840   $2,791
  Investments and deposits in
   other banks                         509        303       847      590
                                   -------     ------   -------   ------
       TOTAL INTEREST INCOME         1,955      1,700     3,687    3,381

INTEREST EXPENSE ON
 DEPOSIT ACCOUNTS                    1,028        999     2,026    1,986
                                   -------     ------   -------   ------

         NET INTEREST INCOME           927        701     1,661    1,395

PROVISION FOR LOAN LOSSES               24          9        33       18
                                   -------     ------   -------   ------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           903        692     1,628    1,377
                                   -------     ------   -------   ------

OTHER INCOME
  Transaction and other service
   fee income                           58         50       157      141
  Gain on sale of loans                  4          4         4        8
  Other income                          65        102        95      129
                                   -------     ------   -------   ------

          TOTAL OTHER INCOME           127        156       256      278
                                   -------     ------   -------   ------

OTHER EXPENSES
  Personnel costs                      350        310       676      609
  Occupancy                             38         34        77       68
  Equipment rental and
   maintenance                          41         40        82       78
  Marketing                             25         10        37       20
  Data processing and outside
   service fees                         68         60       137      128
  Federal and other insurance
   premiums                              8         62        65      115
  FDIC special assessment                -          -       519        -
  Supplies, telephone and
   postage                              29         29        59       53
  Other                                 52         68       102      132
                                   -------     ------   -------   ------

        TOTAL OTHER EXPENSES           611        613     1,754    1,203
                                   -------     ------   -------   ------

               INCOME BEFORE
          INCOME TAX EXPENSE           419        235       130      452

INCOME TAX EXPENSE                     148         81        53      145
                                   -------     ------   -------   ------

                  NET INCOME       $   271     $  154   $    77   $  307
                                   =======     ======   =======   ======

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months Ended
                                                                December 31,
                                                             -------------------
                                                               1996       1995
                                                             ---------  --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $     77   $   307
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                    68        69
   Amortization, net                                               36         8
   Provision for loan losses                                       33        18
   Deferred compensation                                           45        24
   Gain on sale of loans                                           (4)       (8)
   Change in assets and liabilities
    Increase in accrued interest receivable                       (83)      (50)
    (Increase) decrease in other assets                            93       (95)
    Increase (decrease) in accrued interest payable               (25)       16
    Increase (decrease) in accrued expenses and other
     liabilities                                                  (81)       18
                                                             --------   -------

                                       NET CASH PROVIDED BY
                                       OPERATING ACTIVITIES       159       307
                                                             --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                     (7,782)   (3,065)
  Held to maturity investment securities                         (516)   (1,130)
 Proceeds from maturities and calls of:
  Held to maturity investment securities                          695     3,058
 Net increase in loans                                         (3,600)     (437)
 Proceeds from sale of loans                                      491       958
 Purchase of property and equipment                              (590)     (159)
 Proceeds from sale of real estate acquired in settlement
  of loans                                                         29         -
                                                             --------   -------
                                           NET CASH USED BY
                                       INVESTING ACTIVITIES   (11,273)     (775)
                                                             --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand accounts                                 (911)     (548)
 Net increase (decrease) in certificates of deposit            (3,101)      959
 Decrease in advance payments by borrowers for taxes and
  insurance                                                      (281)     (355)
 Net proceeds from issuance of common stock                    17,586         -
 Decrease in stock conversion costs                                62         -
 Increase in ESOP loan receivable                                (314)        -
                                                             --------   -------
                                       NET CASH PROVIDED BY
                                       FINANCING ACTIVITIES    13,041        56
                                                             --------   -------
                                 NET INCREASE (DECREASE) IN
                                  CASH AND CASH EQUIVALENTS     1,927      (412)

CASH AND CASH EQUIVALENTS, BEGINNING                            5,892     4,867
                                                             --------   -------
                                              CASH AND CASH
                                        EQUIVALENTS, ENDING  $  7,819   $ 4,455
                                                             ========   =======

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly owned subsidiary, Richmond Savings Bank, SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, CERKO, Inc. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's registration statement on Form S-1. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On May 1, 1996, the Board of Directors of Richmond Savings Bank, SSB unanimously adopted a Plan of Holding Company Conversion, which was subsequently amended and restated on September 4, 1996 (the "Plan"), whereby Richmond Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Carolina Fincorp, Inc., which was formed in connection with the conversion. Carolina Fincorp, Inc. issued common stock in the conversion and used a portion of the net proceeds thereof to purchase the capital stock of Richmond Savings. The Plan was approved by regulatory authorities and by the members of Richmond Savings at a special meeting.

At the time of conversion, Richmond Savings established a liquidation account in an amount equal to its net worth as reflected in its latest balance sheet used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in Richmond Savings after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

Richmond Savings may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

                    Carolina Fincorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE B - PLAN OF CONVERSION (Continued)

On November 22, 1996, Richmond Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 1,851,500 shares of common stock (no par value) of Carolina Fincorp, Inc. Total proceeds of $18,515,000 were reduced by conversion expenses of $929,389. Carolina Fincorp, Inc. paid $7,750,000 to Richmond Savings in exchange for the common stock of Richmond Savings issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law by the President. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $519,000 for Richmond Savings and was charged against earnings during the quarter ended September 30, 1996. Net of an income tax benefit of $176,000, this special assessment decreased earnings by $343,000 during the six months ended December 31, 1996.


NOTE D - DEFINED CONTRIBUTION RETIREMENT PLAN

In conjunction with the mutual to stock conversion, Richmond Savings' defined contribution target benefit retirement plan was terminated as of September 19, 1996. Funds were distributed in October 1996. There was no gain or loss upon the termination of the defined contribution retirement plan.


NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the holding company conversion, the Bank adopted an Employee Stock Ownership Plan (the "Plan"). As of December 31, the Plan had borrowed $314,000 from the Company, and had used those proceeds to purchase 24,000 shares of the Company's common stock in the open market.


NOTE F - NET INCOME PER SHARE

Net income per share for the period from the closing of the Company's stock offering (November 22, 1996) through December 31, 1996 was $.08 and was computed based on consolidated net income during that period divided by the weighted average number of shares outstanding during that period (1,840,671 shares).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


Comparison of Financial Condition at December 31, 1996 and June 30, 1996

Principally as a result of net proceeds of $17.6 million received on November 22, 1996 from the sale of the Company's common stock, consolidated total assets increased by $13.1 million, from $94.1 million at June 30, 1996 to $107.2 million at December 31, 1996. Funds generated from the stock sale were used principally to acquire liquid investments, with interest-bearing balances in other banks and investment securities available for sale increasing by $2 million and $7.8 million, respectively, since the beginning of the current year. Loan demand has also been relatively strong, however, with net loans receivable increasing by $3 million from $68.4 million to $71.4 million during the six months. Customer deposit accounts declined by $4 million during the six months, with substantially all of the decrease resulting from deposit withdrawals by customers who used the funds thus provided to purchase shares of the Company's common stock.

Total stockholders' equity was $26 million at December 31 as compared with $8.6 million at June 30. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended December 31, 1996 and 1995

Net Income. Consolidated net income during the quarter ended December 31, 1996 was $271,000 as compared with net income of $154,000 for the quarter ended December 31, 1995. The increase is primarily attributable to the significantly higher level of interest-earning assets during the current quarter as a result of investment of proceeds from issuance of the Company's common stock.

Net Interest Income. Net interest income increased to $927,000 during the quarter ended December 31, 1996 as compared with $701,000 during the second quarter of the previous year. This increase resulted from a combination of an increase in average interest-earning assets of $11.4 million, which increase consisted principally of investment securities, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 5.03% during the quarter ended December 31, 1995 to a weighted average rate of 4.87% during the quarter ended December 31, 1996, tracking the general levels of interest rates during the respective quarters.

Provision for Loan Losses. The provision for loan losses was $24,000 and $9,000 for the quarters ended December 31, 1996 and 1995, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at December 31, 1996 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the three months ended December 31, 1996 as compared with net charge-offs of $4,000 during the three months ended December 31, 1995. Nonaccrual loans aggregated $158,000 at December 31, 1996.

Other Income. Other income decreased from $156,000 to $127,000, as an increase of $8,000 in transaction and other service fee income was offset by a decrease of $37,000 in other income. This decrease is principally attributable to a reduced level of fee income on loans originated and sold during the current period.

General and Administrative Expenses. General and administrative expenses remained relatively stable, decreasing to $611,000 during the quarter ended December 31, 1996 as compared with $613,000 during the quarter ended December 31, 1995. Increased costs incurred for personnel and marketing were offset by a significant reduction in deposit insurance premiums as reduced rates became effective at the beginning of the quarter.


Comparison of Results of Operations for the Six Months Ended December 31, 1996 and 1995

Net Income. The Company earned consolidated net income of $77,000 during the six months ended December 31, 1996 as compared with net income of $307,000 during the corresponding period of the prior year, a decrease of $230,000. The decrease resulted from a special insurance assessment imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Richmond Savings' assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment decreased earnings during the period by $343,000. If this special assessment had not been incurred, net income during the six months ended December 31, 1996 would have been $420,000.

Net Interest Income. Net interest income increased to $1,661,000 during the six months ended December 31, 1996 as compared with $1,377,000 during the first six months of the previous year. This increase resulted from a combination of an increase in average interest-earning assets of $7.9 million, which increase consisted principally of investment securities, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 5.02% during the six months ended December 31, 1995 to a weighted average rate of 4.81% during the six months ended December 31, 1996, tracking the general levels of interest rates during the respective periods.

Provision for Loan Losses. The provision for loan losses was $33,000 and $18,000 for the six months ended December 31, 1996 and 1995, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at December 31, 1996 will be adequate to absorb losses on existing loans. There were $23,000 in loan charge-offs during the six months ended December 31, 1996 as compared with net charge-offs of $4,000 during the six months ended December 31, 1995. Nonaccrual loans aggregated $158,000 at December 31, 1996.

Other Income. Other income decreased from $278,000 to $256,000, as an increase of $16,000 in transaction and other service fee income was offset by a decrease of $34,000 in other income.

General and Administrative Expenses. Exclusive of the FDIC special insurance assessment explained under the caption "Net Income," general and administrative expenses remained relatively stable, increasing to $1,235,000 during the six months ended December 31, 1996 as compared with $1,203,000 during the six months ended December 31, 1995.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses Richmond Savings' ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and repayments of mortgage-backed securities. External sources of funds include increases in deposits, advances from the FHLB of Atlanta, and sales of loans.

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at December 31, 1996, as computed under North Carolina regulations, was approximately 22%. On a consolidated basis, liquid assets represent approximately 28% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1996, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               One report on Form 8-K was filed on December 9, 1996 to report the impact on earnings of the FDIC special assessment described in Note C to the consolidated financial statements presented herein.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CAROLINA FINCORP, INC.


Date:   February 10, 1997        By:   /s/ R. Larry Campbell
        -----------------              ---------------------
                                       R. Larry Campbell
                                       Chief Executive Officer



Date:   February 10, 1997        By: /s/ Winston G. Dwyer
        -----------------            --------------------
                                     Winston G. Dwyer
                                     Chief Financial Officer