Form 10QSB
period 1997-03-31
CAROLINA FINCORP INC
filed 1997-05-08
CIK 1017232

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                   [    ]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended ______________________________________


                  COMMISSION FILE NUMBER       000-21701
                                            ---------------------


                            CAROLINA FINCORP, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        NORTH CAROLINA                                 56-1978449
 ------------------------------                  ----------------------
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


               115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC  28380
               ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


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
Yes  X     No
   -------   -------

As of April 29, 1997, 1,851,500 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Statements of Financial Condition
              March 31, 1997 and June 30, 1996.............................  3

              Consolidated Statements of Operations
              Three and Nine Months Ended March 31, 1997 and 1996..........  4

              Consolidated Statements of Cash Flows
              Nine Months Ended March 31, 1997 and 1996....................  5

              Notes to Consolidated Financial Statements...................  6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  8

PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K.................... 11

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                           March 31,
                                                                                                             1997      June 30,
ASSETS                                                                                                    (UNAUDITED)   1996 *
                                                                                                          -----------  --------
                                                                                                             (In Thousands)
Cash on hand and in banks                                                                                   $    632    $ 1,207
Interest-bearing balances in other banks                                                                       3,807      4,685
Investment securities available for sale, at fair value                                                       18,315      8,387
Investment securities held to maturity, at amortized cost                                                      7,085      7,975
Loans receivable, net                                                                                         74,506     68,358
Accrued interest receivable                                                                                      790        577
Premises and equipment, net                                                                                    2,063      1,356
Real estate acquired in settlement of loans                                                                        -         29
Stock in the Federal Home Loan Bank, at cost                                                                     735        735
Other assets                                                                                                     747        801
                                                                                                            --------    -------
                                                                                      TOTAL ASSETS          $108,680    $94,110
                                                                                                            ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposit accounts                                                                                           $ 81,355    $83,715
 Accrued interest payable                                                                                        169        211
 Advance payments by borrowers for property taxes
  and insurance                                                                                                  311        469
 Accrued expenses and other liabilities                                                                        1,085      1,074
                                                                                                            --------    -------
                                                                                 TOTAL LIABILITIES            82,920     85,469
                                                                                                            --------    -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding                                                                                -          -
 Common stock, 20,000,000 shares authorized; 1,851,500 shares
   issued and outstanding at March 31, 1997                                                                   17,586          -
 Retained earnings, substantially restricted                                                                   9,009      8,641
 ESOP loan receivable                                                                                           (835)         -
                                                                                                            --------    -------
                                                                        TOTAL STOCKHOLDERS' EQUITY            25,760      8,641
                                                                                                            --------    -------
                                                                             TOTAL LIABILITIES AND
                                                                              STOCKHOLDERS' EQUITY          $108,680    $94,110
                                                                                                            ========    =======

* DERIVED FROM AUDITED FINANCIAL STATEMENTS
See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              Three Months Ended   Nine Months Ended
                                                   March 31,           March 31,
                                              ------------------   -----------------
                                                 1997      1996      1997      1996
                                              ---------  --------  --------  --------
                                                          (In Thousands)
INTEREST INCOME
  Loans                                           $1,486  $1,440      $4,326  $4,231
  Investments and deposits in other banks            475     316       1,322     906
                                                  ------  ------      ------  ------
                        TOTAL INTEREST INCOME      1,961   1,756       5,648   5,137
INTEREST EXPENSE ON
 DEPOSIT ACCOUNTS                                    929     989       2,955   2,975
                                                  ------  ------      ------  ------
                          NET INTEREST INCOME      1,032     767       2,693   2,162
PROVISION FOR LOAN LOSSES                             19       9          52      27
                                                  ------  ------      ------  ------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES      1,013     758       2,641   2,135
                                                  ------  ------      ------  ------
OTHER INCOME
  Transaction and other service fee
   income                                             81      84         263     269
  Gain on sale of loans                                4       2           8      10
  Loss on sale of investment securities                -      (4)          -      (4)
  Gain on sale of premises and equipment              52       -          52       -
  Other income                                        32      30         102     115
                                                  ------  ------      ------  ------
                            TOTAL OTHER INCOME       169     112         425     390
                                                  ------  ------      ------  ------
OTHER EXPENSES
  Personnel costs                                    354     275       1,030     944
  Occupancy                                           42      41         119     109
  Equipment rental and maintenance                    46      45         128     123
  Marketing                                           12      15          49      35
  Data processing and outside service fees            77      65         214     193
  Federal and other insurance premiums                23      47          88     162
  FDIC special assessment                              -       -         519       -
  Supplies, telephone and postage                     40      34          99      87
  Other                                               84     126         186     198
                                                  ------  ------      ------  ------
                          TOTAL OTHER EXPENSES       678     648       2,432   1,851
                                                  ------  ------      ------  ------
                            INCOME BEFORE
                            INCOME TAX EXPENSE       504     222         634     674
INCOME TAX EXPENSE                                   169      65         222     210
                                                  ------  ------      ------  ------
                                    NET INCOME    $  335  $  157      $  412  $  464
                                                  ======  ======      ======  ======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                      -------------------
                                                                                        1997       1996
                                                                                      ---------  --------
                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $    412   $   464
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                             108       101
  Amortization, net                                                                         49        (8)
  Gain on sale of assets, net                                                              (60)       (6)
  Origination of mortgage loans held for sale                                           (1,049)   (1,202)
  Proceeds from sale of loans                                                            1,057     1,212
  Provision for loan losses                                                                 52        27
  Deferred compensation                                                                     62        79
  Deferred income taxes                                                                      -       (20)
  Change in assets and liabilities
   Increase in accrued interest receivable                                                (213)     (117)
   Decrease in other assets                                                                 15       100
   Decrease in accrued interest payable                                                    (42)       (1)
   Increase (decrease) in accrued expenses and other liabilities                           (51)       31
                                                                                      --------   -------
                                                        NET CASH PROVIDED BY
                                                        OPERATING ACTIVITIES               340       660
                                                                                      --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                                             (10,523)   (4,060)
  Held to maturity investment securities                                                  (516)   (1,985)
 Proceeds from maturities and calls of:
  Available for sale investment securities                                                 515     1,816
  Held to maturity investment securities                                                 1,370     1,500
 Proceeds from sale of available for sale investment securities                              -     1,511
 Net (increase) decrease in loans                                                       (6,200)      453
 Purchase of premises and equipment                                                       (842)      (12)
 Proceeds from sale of premises and equipment                                               79         -
 Proceeds from sale of real estate acquired in settlement of loans                          29         -
                                                                                      --------   -------
                                                            NET CASH USED BY
                                                        INVESTING ACTIVITIES           (16,088)     (777)
                                                                                      --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                                               (931)    2,383
 Net increase (decrease) in certificates of deposit                                     (1,429)    1,305
 Decrease in advance payments by borrowers for taxes and insurance                        (158)     (307)
 Net proceeds from issuance of common stock                                             17,586         -
 Decrease in stock conversion costs                                                         62         -
 Increase in ESOP loan receivable                                                         (835)        -
                                                                                      --------   -------
                                                        NET CASH PROVIDED BY
                                                        FINANCING ACTIVITIES            14,295     3,381
                                                                                      --------   -------
                                                  NET INCREASE (DECREASE) IN
                                                   CASH AND CASH EQUIVALENTS            (1,453)    3,264
                                        CASH AND CASH EQUIVALENTS, BEGINNING             5,892     4,867
                                                                                      --------   -------
                                                               CASH AND CASH
                                                         EQUIVALENTS, ENDING          $  4,439   $ 8,131
                                                                                      ========   =======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly owned subsidiary, Richmond Savings Bank, SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, CERKO, Inc. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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

NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law by the President. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $519,000 for Richmond Savings and was charged against earnings during the quarter ended September 30, 1996. Net of an income tax benefit of $176,000, this special assessment decreased earnings by $343,000 during the nine months ended March 31, 1997.

NOTE D - DEFINED CONTRIBUTION RETIREMENT PLAN

In conjunction with the mutual to stock conversion, Richmond Savings' defined contribution target benefit retirement plan was terminated as of September 19, 1996. Funds were distributed in October 1996. There was no gain or loss upon the termination of the defined contribution retirement plan.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the holding company conversion, the Bank adopted an Employee Stock Ownership Plan (the "Plan"). As of March 31, 1997, the Plan had borrowings of $835,000 from the Company, and had purchased 64,500 shares of the Company's common stock in the open market.

NOTE F - NET INCOME PER SHARE

Net income per share for the period from the closing of the Company's stock offering (November 22, 1996) through March 31, 1997 was $.27 and was computed based on consolidated net income during that period divided by the weighted average number of shares outstanding during that period (1,831,622 shares). Net income per share for the quarter ended March 31, 1997 was $.18 and was computed based upon 1,827,500 weighted shares outstanding during the quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

Principally as a result of net proceeds of $17.6 million received on November 22, 1996 from the sale of the Company's common stock, consolidated total assets increased by $14.6 million, from $94.1 million at June 30, 1996 to $108.7 million at March 31, 1997. Proceeds generated by the stock sale were used principally to fund growth in loans receivable and an increase of $9.9 million in investment securities available for sale since the beginning of the current year. Loan demand has been strong, with net loans receivable increasing by $6.1 million from $68.4 million to $74.5 million during the nine months. Customer deposit accounts declined by $2.4 million during the nine months, principally as a result of deposit withdrawals by customers who used the funds thus provided to purchase shares of the Company's common stock.

Total stockholders' equity was $25.8 million at March 31 as compared with $8.6 million at June 30. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.

During the quarter ended March 31, 1997, the Company's bank subsidiary occupied two new branch facilities in Rockingham and Ellerbe, replacing existing locations. Total costs incurred in constructing and furnishing the new facilities approximated $855,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income. Consolidated net income during the quarter ended March 31, 1997 was $335,000 as compared with net income of $157,000 for the quarter ended March 31, 1996. The increase is primarily attributable to the significantly higher level of interest-earning assets during the current quarter as a result of investment of proceeds from issuance of the Company's common stock.

Net Interest Income. Net interest income increased to $1,032,000 during the quarter ended March 31, 1997 as compared with $767,000 during the third quarter of the previous year. This increase resulted from increases of $9.1 million and $4.9 million, respectively, in the average balances of investments and loans receivable, and to a lesser extent from a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 4.78% during the quarter ended March 31, 1996 to a weighted average rate of 4.61% during the quarter ended March 31, 1997, tracking the general levels of interest rates during the respective quarters.

Provision for Loan Losses. The provision for loan losses was $19,000 and $9,000 for the quarters ended March 31, 1997 and 1996, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at March 31, 1997 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the three months ended March 31, 1996 as compared with net charge-offs of $17,000 during the three months ended March 31, 1997. Nonaccrual loans aggregated $300,000 at March 31, 1997.

Other Income. Other income increased from $112,000 to $169,000, principally as a result of a gain of $52,000 from the sale of the Ellerbe branch facility which was sold during the quarter.

General and Administrative Expenses. General and administrative expenses remained relatively stable, increasing to $678,000 during the quarter ended March 31, 1997 as compared with $648,000 during the quarter ended March 31, 1996. Increased costs incurred for personnel and marketing were offset by a significant reduction in deposit insurance premiums as reduced rates became effective at the beginning of the quarter and by other cost reductions.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income. The Company earned consolidated net income of $412,000 during the nine months ended March 31, 1997 as compared with net income of $464,000 during the corresponding period of the prior year, a decrease of $52,000. The decrease resulted because earnings generated from the investment of proceeds from sale of the Company's common stock were offset by a special insurance assessment imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Richmond Savings' assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment decreased earnings during the period by $343,000. If this special assessment had not been incurred, net income during the nine months ended March 31, 1997 would have been $755,000.

Net Interest Income. Net interest income increased to $2,693,000 during the nine months ended March 31, 1997 as compared with $2,162,000 during the first nine months of the previous year. This increase resulted from a combination of an increase in average interest-earning assets of $10.1 million, which increase consisted principally of investment securities, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 4.85% during the nine months ended March 31, 1996 to a weighted average rate of 4.69% during the nine months ended March 31, 1997, tracking the general levels of interest rates during the respective periods.

Provision for Loan Losses. The provision for loan losses was $52,000 and $27,000 for the nine months ended March 31, 1997 and 1996, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at March 31, 1997 will be adequate to absorb losses on existing loans. There were $40,000 in loan charge-offs during the nine months ended March 31, 1997 as compared with net charge-offs of $4,000 during the nine months ended March 31, 1996. Nonaccrual loans aggregated $300,000 at March 31, 1997.

Other Income. Other income increased from $390,000 to $425,000, principally as a result of a gain of $52,000 from the sale of the Ellerbe branch facility.

General and Administrative Expenses. Exclusive of the FDIC special insurance assessment explained under the caption "Net Income," general and administrative expenses remained relatively stable, increasing to $1,913,000 during the nine months ended March 31, 1997 as compared with $1,851,000 during the nine months ended March 31, 1996.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at March 31, 1997, as computed under North Carolina regulations, was approximately 20.2%. On a consolidated basis, liquid assets represent approximately 27.5% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1997, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           (27)  Financial data schedule

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.


Date:   May 5, 1997           By: /s/ R. Larry Campbell
                                  ---------------------
                                  R. Larry Campbell
                                  Chief Executive Officer



Date:   May 5, 1997           By: /s/ Winston G. Dwyer
                                  --------------------
                                  Winston G. Dwyer
                                  Chief Financial Officer