Form 10KSB
period 1997-06-30
CAROLINA FINCORP INC
filed 1997-09-25
CIK 1017232

                                 UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended         June 30, 1997
                                          ---------------------

                      Commission file number     000-21701
                                             -------------

                             CAROLINA FINCORP, INC.
                 (Name of small business issuer in its charter)


        North Carolina                                   56-1978449
----------------------------------               -------------------------
                                          (I.R.S. Employer Identification No.)
(State or other jurisdiction of
incorporation or organization)


    115 South Lawrence Street
   Rockingham, North Carolina                            27380-1597
----------------------------------                  ------------------
(Address of principal executive offices)                 (Zip Code)



                                  (910) 997-6245
                              -----------------------
                             (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   Common Stock, no par value                  Nasdaq SmallCap Market
---------------------------------        -----------------------------------
      (Title of class)              (Name of each exchange on which registered)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X       No
    -----        ------                                         -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.            [X]

State issuer's revenues for its most recent fiscal year $ 8,206,317
                                                         ------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.Common Stock, no par value -- $4,110,985.50 (based on the price at which the stock was sold on September 15, 1997).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Common Stock, no par value                          1,851,500
      ----------------------------                        ---------
             (Class)                         (Outstanding at September 15, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 1997 (the "1997 Annual Report"), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 24, 1997 (the "Proxy Statement"), are incorporated by reference into Part II and Part III.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                ---      ---

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

          Prior to November 22, 1996, Richmond Savings, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On November 22, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Carolina Fincorp, Inc., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company and incorporated on June 5, 1996. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

          The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 115 South Lawrence Street, Rockingham, North Carolina. The Company's activities consist of investing the proceeds of the Conversion which were retained at the holding company level, holding the indebtedness outstanding from the Richmond Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP"), and owning the Bank. The Company's principal sources of income are earnings on capital retained by the Company, interest payments received from the ESOP with respect to the ESOP loan, and dividends paid by the Bank to the Company, if any.

          The Bank was organized in 1906, and has been a member of the Federal Home Loan Bank (the "FHLB") system and its deposits have been federally insured since 1957. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

          The Bank conducts business through two full service offices in Rockingham and full services offices in Southern Pines and Ellerbe, North Carolina. In addition, the Bank has a loan origination office in Laurinburg, North Carolina. The Bank's primary market area consists of Richmond, Moore and Scotland counties in North Carolina. At June 30, 1997, the Company had total assets of $111.5 million net loans of $78.7 million, deposits of $83.8 million, investment securities of $27.3 million and stockholders' equity of $25.4 million.

          At June 30, 1997, the Company and the Bank hada total of 39 full-time employees and 5 part-time employees.

          The Company has no operations and conducts no business of its own other than owning the Bank; investing its portion of the net proceed received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

          The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes home equity loans and loans secured by multi-family and commercial properties, construction loans, home improvement loans, savings accounts loans and various types of consumer loans. Over 94% of the Bank's loan portfolio, before net items, is secured by real estate. On June 30, 1997, the Bank's largest single outstanding loan had a balance of approximately $1.4 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. Adjustable rate loans are generally originated with the intention that they be held in the Bank's portfolio. Fixed rate one-to-four family residential loans are generally originated in conformity with secondary market purchase requirements and sold in the secondary market. During fiscal 1997, 1996 and 1995, the Bank sold $1.0 million, $1.4 million, and $640,000, respectively, of fixed rate loans in order to better manage its interest rate risk.

          The Bank's net loan portfolio totaled approximately $78.7 million at June 30, 1997 representing 70.56% of the Bank's total assets at such date. At June 30, 1997, 71.56% of the Bank's loan portfolio, before net items, was composed of one-to-four family residential mortgage loans. Home equity and home improvement loans represented 10.32% of the Bank's loan portfolio, before net items, and multi-family residential and commercial and construction loans represented 12.42% of the Bank's loan portfolio, before net items, on such date. As of June 30, 1997, 75.48% of the loans in the Bank's loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 1998, consist of fixed rate real estate loans of $14.5 million, adjustable rate real estate loans of $ 28.4, other fixed rate loans of $ 4.3 million and other adjustable rate loans of $369,000. See Note C - Loans Receivable to the Financial Statements Contained in the 1997 Annual Report.

Investment Securities

          Interest and dividend income from other investment securities provide the second largest source of income to the Bank after distribution from the Bank. Interest and dividend income from investment securities also generally provides the second largest source of income to the Company after interest on loans. In addition, the Company and the Bank receive interest income from deposits in other financial institutions. At June 30, 1997, the Company and Bank's investment securities portfolio totaled approximately $27.3 million and consisted of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, and investments in corporate debt securities of two large financial institutions and IBM corporation.

          Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B - Investment Securities to the Financial Statements Contained in the 1997 Annual Report.

          As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1997, the Bank's investment in stock of the FHLB of Atlanta was $734,700.

          North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of the Bank - Liquidity." The Bank is also permitted to make certain other securities investments.

Deposits and Borrowings

          Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, individual retirement accounts, and fixed rate certificates with varying maturities. At June 30, 1997, 12.74% of the Bank's deposits consisted of passbook and statement savings accounts, 9.77% consisted of interest-bearing transaction accounts and 2.66% consisted of noninterest-bearing transaction accounts. Although the vast majority of the Bank's deposits are authentic deposit accounts, management of the Bank believes that it has been successful in maintaining a high percentage of demand deposit and transaction accounts which are generally considered to be less interest rate sensitive than certificated accounts. This is consistent with the Bank's asset/liability management strategies. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.
The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. See Note G - Deposit Accounts to the Financial Statements Contained in the 1997 Annual Report.

          In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, interest income and repayments from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions.

          Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. Although it has not done so in several years, the Bank may obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets.
Each credit program has its own interest rate and range of maturities.
Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. As of June 30, 1997, the Bank received advances from the FHLB of Atlanta equal to $500,000, such advances maturing on August 21, 1997 at an interest rate of 5.92% per annum.

Results of Operations

          The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits. The Bank's operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income, and other sources of income. The Bank's net income is also affected by, among other things, provisions for loan losses and operating expenses. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

Market Area

          The Bank's primary market area consists of Richmond, Moore and Scotland Counties in North Carolina. Richmond County, which contains Rockingham, is located in south central North Carolina near the North Carolina-South Carolina boundary, and is the home of the North Carolina Motor Speedway, location of two Winston-Cup stock car races annually. Moore County, which is immediately north of Richmond County, is the home of several retirement communities and golf resorts, including Pinehurst and Southern Pines. Scotland County, which includes Laurinburg, is located east of Richmond County. Richmond and Scotland Counties have experienced relatively slow growth during the last five (5) years. Moore County, which includes the resort and retirement communities of Pinehurst and Southern Pines, has experienced greater growth.
The economy of the Bank's primary market area is largely rural, with employment diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major area employers include Richmond Apparel Company, Burlington Industries, Sara Lee Hosiery, Perdue Farms, Inc., Richmond Memorial Hospital, Firsthealth Moore Regional Hospital, Ithaca Industries, Inc., Resorts of Pinehurst, Campbell Soup Company and Abbott Laboratories.

Subsidiaries

          The Bank is the only subsidiary of the Company. As a North Carolina chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in service corporation which would cause the Bank to exceed an investment of 3% of assets must receive prior approval of the FDIC.

          The Bank has one wholly-owned subsidiary, Richmond Investment Services, Inc. (formerly CERKO, Inc.), a North Carolina corporation ("R.I.S."). R.I.S. acts as an agent in the sale of annuities, Medicare and Medicaid supplements, and major medical and life insurance policies. In addition, R.I.S. owns certain real property. Regulations of the Administrator and FDIC place limitations upon the activities of subsidiaries of North Carolina-chartered savings banks. The total assets of R.I.S. at June 30, 1997 were $180,000 and the net income for that subsidiary for the year ended June 30, 1997 was $21,000.

Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and governmental securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

          The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees its charges, the efficiency and quality of service it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

          Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company

          General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

          Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

          Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

          Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Federal Securities Law

          The Company has registered its Common Stock with the SEC pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Regulation of the Bank

          General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

          The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

          The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

          The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

          The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

          Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Regulation of the Bank - Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $519,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

          Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

          The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

          Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

          An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1997, the Bank had a leverage ratio of 16.1%.

          The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

          At June 30, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

          Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

          On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

          Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on Bank's management of interest rate risk.

          Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

          As of June 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1.4 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $734,700.

          Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

          Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

          Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 18.71%.

          Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

          Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

          Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

          Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

          The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

          It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

          Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

          Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

          In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

          Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

          The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

          A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

          Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

          North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

          Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

          The following table sets forth the location of the Bank's headquarters in Rockingham, North Carolina, its three full-service branch offices, its loan origination office, and one vacant lot owned by the Bank as well as certain other information relating to these offices and vacant lots as of June 30, 1997:

                                              Net Book Value
                                              of Property and
                                              Improvements         Own or Lease       Lease Expiration Date
                                            -----------------     -------------       ----------------------
Headquarters Office:
 115 South Lawrence Street
 Rockingham, NC                                   $256,000             Owned



                                              Net Book Value
                                              of Property and
                                              Improvements         Own or Lease       Lease Expiration Date
                                            -----------------     -------------       ----------------------
 Full-Service Branch Offices:
  Rockingham Road Office
  1222 Rockingham Road
  Rockingham, NC                                 $463,000                Owned

  Southern Pines Office
  495 Pinehurst Avenue
  Southern Pines, NC                             $719,000                Owned

  Ellerbe Office
  115 West Sunset Avenue
  Ellerbe, NC                                    $344,000                Owned

Loan Origination Office:
 800-C Atkinson Street
 Laurinburg, NC                                       -                  Leased           Month to Month basis

Vacant Lot:

 Corner of Highway 5 and
  Trotter Drive
 Pinehurst, NC                                   $191,996                Owned

*  410 South Main Street
   Laurinburg, NC                                $ 89,466                Owned

*The Laurinburg lot is owned by Richmond Investment Services, Inc., a wholly owned subsidiary of the Bank, and it may be purchased by the Bank in the future.

          The Bank's management considers each of these properties to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment at June 30, 1997 was $336,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1997, the Bank owned no real estate acquired in settlement of loans.


ITEM 3.  LEGAL PROCEEDINGS

          In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          See the information under the section captioned "Common Stock Information" on page 41 of the Company's 1997 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in the Company's 1997 Annual Report, which section is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

          The consolidated financial statements of the Company set forth on pages 12 through 40 in the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

          The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors" beginning on page 7 of the Proxy Statement and "Executive Officers" beginning on page 10 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on page 9 and "- Executive Compensation" on pages 10 through 13 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 4 through 6 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See also the section captioned "Certain Indebtedness and Transactions of Management" on page 13 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

          (3)(i) Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 333-6855, dated July 26, 1996 and amended on September 10, 1996.

          (3)(ii) Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 333-6855, dated July 26, 1996 and amended on September 10, 1996.

          (4) Specimen Stock Certificate incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-6855, dated July 26, 1996 and amended on September 10, 1996.

          10(a)         Employment Agreement with R. Larry Campbell.

          10(b)         Employment Agreement with John W. Bullard.

          10(c)         Nonqualified Supplemental Retirement Plan with R. Larry
                        Campbell.

          10(d)         Nonqualified Supplemental Retirement Plan with John W.
                        Bullard.

          (11)          Statement Regarding Computation of Per Share Earnings

          (13)          Portions of 1997 Annual Report to Stockholders

          (21)          See ITEM 1. - "DESCRIPTION OF BUSINESS --Subsidiaries."
                        for discussion of subsidiaries

          (27)          Financial Data Schedule

Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997. There have been no reportable transactions during the two most recent fiscal years nor are there any reportable transactions proposed as of the date of this Form 10-KSB.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAROLINA FINCORP, INC.

Date: September 24, 1997              By:  /s/ R. Larry Campbell
                                          --------------------------------------
                                           R. Larry Campbell
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                            Title                                        Date
---------                                            -----                                        ----

/s/ R. Larry Campbell                     President, Chief Executive                     September 24, 1997
----------------------------------         Officer and Director
R. Larry Campbell

/s/ John W. Bullard                        Executive Vice-President                       September 24, 1997
----------------------------------         and Chief Operations Officer
John W. Bullard

/s/ Winston G. Dwyer                       Treasurer and Chief Financial                  September 24, 1997
----------------------------------         Officer
Winston G. Dwyer

/s/ J. Stanley Vetter                      Chairman of the Board of                       September 24, 1997
----------------------------------         Directors
J. Stanley Vetter

/s/ John T. Page, Jr.                      Vice Chairman of the                           September 24, 1997
----------------------------------         Board of Directors
John T. Page, Jr.

/s/ Russell E. Bennett, Jr.                Director                                       September 24, 1997
----------------------------------
Russell E. Bennett, Jr.

/s/ Buena Vista Coggin                     Director                                       September 24, 1997
----------------------------------
Buena Vista Coggin

/s/ Joe M. McLaurin                        Director                                       September 24, 1997
----------------------------------
Joe M. McLaurin

/s/ W. Jesse Spencer                       Director                                       September 24, 1997
----------------------------------
W. Jesse Spencer

/s/ E.E. Vuncannon, Jr.                    Director                                       September 24, 1997
----------------------------------
E.E. Vuncannon, Jr.