Form 10QSB
period 1997-09-30
CAROLINA FINCORP INC
filed 1997-11-12
CIK 1017232

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                [ ]  Transition Report Under Section 13
                      or 15(d) of the Exchange Act

     For the transition period ended
                                     --------------------------------


                COMMISSION FILE NUMBER         000-21701
                                       ------------------------------


                            CAROLINA FINCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         NORTH CAROLINA                                      56-1978449
-------------------------------                         ----------------------
(State or other jurisdiction of                             (IRS EMPLOYER
incorporation or organization)                          IDENTIFICATION NUMBER)


                115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC 28380
                -----------------------------------------------
                    (Address of principal executive office)


                                (910) 997-6245
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

As of November 6, 1997, 1,851,500 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Financial Condition
           September 30, 1997 and June 30, 1997............................   3

           Consolidated Statements of Operations
           Three Months Ended September 30, 1997 and 1996..................   4

           Consolidated Statements of Cash Flows
           Three Months Ended September 30, 1997 and 1996..................   5

           Notes to Consolidated Financial Statements......................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................   8

PART II. OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K.......................  11

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
------------------------------




                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                             September 30,
                                                                 1997        June 30,
ASSETS                                                        (Unaudited)     1997 *
                                                             --------------  --------
                                                                   (In Thousands)
Cash on hand and in banks                                         $  1,802   $  1,790
Interest-bearing balances in other banks                             3,004      1,863
Investment securities available for sale, at fair value             16,339     17,714
Investment securities held to maturity, at amortized cost            7,380      6,948
Loans receivable, net                                               80,873     78,674
Accrued interest receivable                                            776        703
Premises and equipment, net                                          2,135      2,118
Stock in the Federal Home Loan Bank, at cost                           735        735
Other assets                                                         1,025        958
                                                                  --------   --------
                                                   TOTAL ASSETS   $114,069   $111,503
                                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                 $ 86,490   $ 83,760
 Advances from the Federal Home Loan Bank                                -        500
 Accrued interest payable                                              156        179
 Advance payments by borrowers for property taxes
  and insurance                                                        339        456
 Accrued expenses and other liabilities                              1,320      1,160
                                                                  --------   --------
                                              TOTAL LIABILITIES     88,305     86,055
                                                                  --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                           -          -
 Common stock, 20,000,000 shares authorized; 1,851,500
  shares issued and outstanding                                     17,590     17,586
 ESOP loan receivable                                               (1,469)    (1,491)
 Retained earnings, substantially restricted                         9,647      9,396
 Unrealized holding losses                                              (4)       (43)
                                                                  --------   --------
                                     TOTAL STOCKHOLDERS' EQUITY     25,764     25,448
                                                                  --------   --------
                                          TOTAL LIABILITIES AND
                                           STOCKHOLDERS' EQUITY   $114,069   $111,503
                                                                  ========   ========

* Derived from audited financial statements

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                          September 30,
                                                         --------------
                                                          1997    1996
                                                         ------  ------
                                                         (In Thousands)
INTEREST INCOME
 Loans                                                   $1,671  $1,394
 Investments and deposits in other banks                    454     338
                                                         ------  ------
                                TOTAL INTEREST INCOME     2,125   1,732
                                                         ------  ------
INTEREST EXPENSE
 Deposit accounts                                         1,004     998
 Borrowings                                                   4       -
                                                         ------  ------
                                TOTAL INTEREST EXPENSE    1,008     998
                                                         ------  ------
                                   NET INTEREST INCOME    1,117     734
PROVISION FOR LOAN LOSSES                                    23       9
                                                         ------  ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                 1,094     725
                                                         ------  ------
OTHER INCOME
 Transaction and other service fee income                    78      99
 Gain on sale of loans                                       12       -
 Other income                                                64      30
                                                         ------  ------
                                    TOTAL OTHER INCOME      154     129
                                                         ------  ------
OTHER EXPENSES
 Personnel costs                                            382     326
 Occupancy                                                   36      39
 Equipment rental and maintenance                            52      41
 Marketing                                                   16      12
 Data processing and outside service fees                    76      69
 Federal and other insurance premiums                        23      57
 FDIC special assessment                                      -     519
 Supplies, telephone and postage                             30      30
 Other                                                       76      50
                                                         ------  ------
                                  TOTAL OTHER EXPENSES      691   1,143
                                                         ------  ------
                                  INCOME (LOSS) BEFORE
                           INCOME TAX EXPENSE (BENEFIT)     557    (289)

INCOME TAX EXPENSE (BENEFIT)                                202     (95)
                                                         ------  ------
                                      NET INCOME (LOSS)  $  355  $ (194)
                                                         ======  ======
NET INCOME PER COMMON SHARE                              $  .20  $    -
                                                         ======  ======
DIVIDEND PER SHARE                                       $  .06  $    -
                                                         ======  ======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                          1997       1996
                                                                        --------   --------
                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                       $   355    $  (194)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation                                                               44         33
   Amortization, net                                                         (10)        17
   Origination of mortgage loans held for sale                              (764)         -
   Proceeds from sale of loans held for sale                                 776          -
   Release of ESOP shares                                                     26          -
   Provision for loan losses                                                  23          9
   Deferred income taxes                                                     (20)      (105)
   Deferred compensation                                                      15         21
   Change in assets and liabilities
    Increase in accrued interest receivable                                  (73)       (74)
    Increase in other assets                                                 (57)       (26)
    Decrease in accrued interest payable                                     (23)       (17)
    Increase in accrued expenses and other liabilities                       135        480
                                                                         -------    -------
                                                NET CASH PROVIDED BY
                                                OPERATING ACTIVITIES         427        144
                                                                         -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-earning balances in other banks      (1,141)     1,083
 Purchases of:
   Available for sale investment securities                               (3,544)      (500)
   Held to maturity investment securities                                   (503)      (528)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                                4,987          -
   Held to maturity investment securities                                     73        195
 Net increase in loans                                                    (2,235)    (1,608)
 Purchase of property and equipment                                          (61)      (234)
 Proceeds from sale of real estate acquired in settlement of loans             -         28
                                                                         -------    -------
                                                NET CASH USED BY
                                                INVESTING ACTIVITIES      (2,424)    (1,564)
                                                                         -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand accounts                                           1,355        327
 Net increase in certificates of deposit                                   1,375        999
 Decrease in borrowed funds                                                 (500)         -
 Decrease in advance payments by borrowers for taxes and insurance          (117)      (104)
 Stock conversion costs incurred                                               -        (58)
 Cash dividends paid                                                        (104)         -
                                                                         -------    -------
                                                NET CASH PROVIDED BY
                                                FINANCING ACTIVITIES       2,009      1,164
                                                                         -------    -------
                                          NET INCREASE (DECREASE) IN
                                          CASH ON HAND AND IN BANKS           12       (256)
CASH ON HAND AND IN BANKS, BEGINNING                                       1,790      1,207
                                                                         -------    -------
                                   CASH ON HAND AND IN BANKS, ENDING     $ 1,802    $   951
                                                                         =======    =======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - PLAN OF CONVERSION

On May 1, 1996, the Board of Directors of Richmond Savings unanimously adopted a Plan of Holding Company Conversion whereby Richmond Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Carolina Fincorp, Inc., which was formed in connection with the conversion. Carolina Fincorp, Inc. issued common stock in the conversion and used a portion of the net proceeds thereof to purchase the capital stock of Richmond Savings.

On November 22, 1996, Richmond Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 1,851,500 shares of common stock (no par value) of Carolina Fincorp, Inc. Total proceeds of $18,515,000 were reduced by conversion expenses of $929,389. Carolina Fincorp, Inc. purchased all of the Richmond Savings common stock issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


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

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NET INCOME PER SHARE

Net income per share for the three months ended September 30, 1997 was computed based on the weighted average number of shares outstanding during that period (1,754,332 shares).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997

Total assets increased by $2.6 million during the quarter ended September 30, 1997, from $111.5 million at June 30, 1997 to $114.1 million at quarter's end. Substantially all of the asset growth was in loans receivable which increased by $2.2 million from $78.7 million to $80.9 million during the quarter. The Company's holding company conversion was completed in November of 1996 with the issuance of common stock generating net proceeds of $17.6 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable. The Company also attracted good deposit growth during the quarter with demand deposits and certificate of deposit accounts increasing by $1.4 million and $1.4 million, respectively. This deposit growth funded the growth in loans while also enabling the Company to repay an advance of $500,000 from the Federal Home Loan Bank which had been outstanding at the beginning of the quarter.

Total stockholders' equity was $25.8 million at September 30, 1997 as compared with $25.4 million at June 30, 1997. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income. Consolidated net income during the quarter ended September 30, 1997 was $355,000, or $.20 per share, as compared with a net loss of $194,000 during the three months ended September 30, 1996, an increase of $549,000. The increase is attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from the November 1996 issuance of the Company's common stock, and to a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Richmond Savings' assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment decreased earnings during the quarter ended September 30, 1996 by $343,000.

Net Interest Income. Net interest income was $1.1 million during the quarter ended September 30, 1997 as compared with $725,000 during the first quarter of the previous fiscal year, an increase of $369,000. The increase resulted primarily from an increase in average interest-earning assets attributable to investment of proceeds from the sale in November of 1996 of the Company's common stock. Average investment and loan balances were $5.1 million and $10.9 million, respectively, higher during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $23,000 and $9,000 for the quarters ended September 30, 1997 and 1996, respectively. There were net loan charge-offs of $15,000 during the quarter ended September 30, 1997 as compared with net charge-offs of $23,000 during the quarter ended September 30, 1996. At September 30, 1997, nonaccrual loans aggregated $118,000, while the allowance for loan losses stood at $408,000.

Other Income. Other income was $154,000 during the quarter ended September 30, 1997 as compared with $129,000 during the quarter ended September 30, 1996, an increase of $25,000. During the current quarter, the Company realized gains of $12,000 from the sale of loans.

Other Expenses. Other expenses decreased to $691,000 during the quarter ended September 30, 1997 as compared with $1.1 million during the quarter ended September 30, 1996, a decrease of $452,000. An overall decrease of $553,000 in deposit and other insurance costs was offset by increases of $56,000 and $26,000 in personnel costs and other expenses, respectively. The increase in personnel costs relates to growth, normal compensation adjustments, and the higher costs of benefits associated with the Company's Employee Stock Ownership Plan. The increase in other expenses relates largely to growth and to the additional costs arising from operation as a publicly held holding company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income or loss before income taxes, was 36.3% and 32.9% for the three months ended September 30, 1997 and 1996, respectively.


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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at September 30, 1997, as computed under North Carolina regulations, was approximately 18%. On a consolidated basis, liquid assets represent approximately 25% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1997, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CAROLINA FINCORP, INC.


Date:   November 7, 1997                      By: /s/ R. Larry Campbell
                                                 -----------------------
                                                 R. Larry Campbell
                                                 Chief Executive Officer


Date:   November 7, 1997                      By: /s/ Winston G. Dwyer
                                                 -----------------------
                                                 Winston G. Dwyer
                                                 Chief Financial Officer