Form 10QSB
period 1997-12-31
CAROLINA FINCORP INC
filed 1998-02-10
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1997


                  [    ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

      For the transition period ended
                                      -----------------------------

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X     No
                ---        ---
As of January 30, 1998, 1,905,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 13 pages.

                                                                        Page No.

Part 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            December 31, 1997 and June 30, 1997...........................   3

            Consolidated Statements of Operations
            Three and Six Months Ended December 31, 1997 and 1996.........   4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1997 and 1996...................   5

            Notes to Consolidated Financial Statements....................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   8

PART II.   OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders.  12

             Item 6.  Exhibits and Reports on Form 8-K....................  12

Part 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                 December 31,
                                                                                                     1997          June 30,
ASSETS                                                                                           (Unaudited)        1997 *
                                                                                                 ------------   ------------
                                                                                                        (In Thousands)
Cash on hand and in banks                                                                          $  1,644       $  1,790
Interest-bearing balances in other banks                                                              1,919          1,863
Investment securities available for sale, at fair value                                              17,332         17,714
Investment securities held to maturity, at amortized cost                                             6,792          6,948
Loans receivable, net                                                                                82,157         78,674
Accrued interest receivable                                                                             638            703
Premises and equipment, net                                                                           2,134          2,118
Stock in the Federal Home Loan Bank, at cost                                                            735            735
Other assets                                                                                          1,309            958
                                                                                                   --------       --------
                                             TOTAL ASSETS                                          $114,660       $111,503
                                                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                                                                 $ 87,069       $ 83,760
  Advances from the Federal Home Loan Bank                                                                -            500
  Accrued interest payable                                                                              157            179
  Advance payments by borrowers for property taxes
   and insurance                                                                                        168            456
  Accrued expenses and other liabilities                                                              1,228          1,160
                                                                                                   --------       --------
                                             TOTAL LIABILITIES                                       88,622         86,055
                                                                                                   --------       --------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                                           -              -
  Common stock, 20,000,000 shares authorized;
   1,851,500 shares issued and outstanding                                                           17,602         17,586
  ESOP loan receivable                                                                               (1,448)        (1,491)
  Retained earnings, substantially restricted                                                         9,873          9,396
  Unrealized holding gains (losses)                                                                      11            (43)
                                                                                                   --------       --------
                                             TOTAL STOCKHOLDERS' EQUITY                              26,038         25,448
                                                                                                   --------       --------
                                             TOTAL LIABILITIES AND
                                             STOCKHOLDERS' EQUITY                                  $114,660       $111,503
                                                                                                   ========       ========

* Derived from audited financial statements

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended      Six Months Ended
                                                         December 31,            December 31,
                                                       1997       1996         1997       1996
                                                      --------   --------    --------   --------
                                                         (In Thousands except per share data)
INTEREST INCOME
     Loans                                              $1,659     $1,446      $3,330     $2,840
     Investments and deposits in other banks               493        509         947        847
                                                      --------   --------    --------   --------
                     TOTAL INTEREST INCOME               2,152      1,955       4,277      3,687
                                                      --------   --------    --------   --------
INTEREST EXPENSE
     Deposit accounts                                    1,028      1,028       2,032      2,026
     Borrowings                                              -          -           4          -
                                                      --------   --------    --------   --------
                     TOTAL INTEREST EXPENSE              1,028      1,028       2,036      2,026
                                                      --------   --------    --------   --------
                     NET INTEREST INCOME                 1,124        927       2,241      1,661
PROVISION FOR LOAN LOSSES                                   18         24          41         33
                                                      --------   --------    --------   --------
                     NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES           1,106        903       2,200      1,628
                                                      --------   --------    --------   --------
OTHER INCOME
     Transaction and other service fee income               82         58         160        157
     Gain on sale of loans                                  22          4          34          4
     Other income                                           50         65         114         95
                                                      --------   --------    --------   --------
                     TOTAL OTHER INCOME                    154        127         308        256
                                                      --------   --------    --------   --------
OTHER EXPENSES
     Personnel costs                                       406        350         788        676
     Occupancy                                              33         38          69         77
     Equipment rental and maintenance                       50         41         102         82
     Marketing                                              22         25          38         37
     Data processing and outside service fees               77         68         153        137
     Federal and other insurance premiums                   21          8          44         65
     FDIC special assessment                                 -          -           -        519
     Supplies, telephone and postage                        35         29          65         59
     Other                                                 103         52         179        102
                                                      --------   --------    --------   --------
                     TOTAL OTHER EXPENSES                  747        611       1,438      1,754
                                                      --------   --------    --------   --------
                     INCOME BEFORE INCOME TAX EXPENSE      513        419       1,070        130
INCOME TAX EXPENSE                                         183        148         385         53
                                                      --------   --------    --------   --------
                     NET INCOME                         $  330     $  271      $  685     $   77
                                                      ========   ========    ========   ========
NET INCOME PER COMMON SHARE (Note D)                    $  .19     $  .08      $  .39     $  .08
                                                      ========   ========    ========   ========
DIVIDEND PER COMMON SHARE                               $  .06     $    -      $  .12     $    -
                                                      ========   ========    ========   ========

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                December 31,
                                                                           ---------------------
                                                                             1997         1996
                                                                           --------     --------
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $   685     $     77
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                 88           68
    Amortization, net                                                           (27)          36
    Origination of mortgage loans held for sale                              (1,992)        (495)
    Proceeds from sale of loans held for sale                                 2,026          491
    Release of ESOP shares                                                       60            -
    Provision for loan losses                                                    41           33
    Deferred income taxes                                                         -            -
    Deferred compensation                                                        30           45
    Change in assets and liabilities
      (Increase) decrease in accrued interest receivable                         65          (83)
      (Increase) decrease in other assets                                      (369)         155
      Decrease in accrued interest payable                                      (22)         (25)
      Increase (decrease) in accrued expenses and other liabilities              27          (81)
                                                                           --------     --------
                     NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                       612          221
                                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-earning balances in other banks                      (56)      (2,020)
  Purchases of:
    Available for sale investment securities                                 (8,990)      (7,782)
    Held to maturity investment securities                                     (503)        (516)
  Proceeds from sales, maturities and calls of:
    Available for sale investment securities                                  9,486            -
    Held to maturity investment securities                                      655          695
  Net increase in loans                                                      (3,558)      (3,109)
  Purchase of property and equipment                                           (104)        (590)
  Proceeds from sale of real estate acquired in settlement of loans               -           29
                                                                           --------     --------
                     NET CASH USED BY
                     INVESTING ACTIVITIES                                    (3,070)     (13,293)
                                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand accounts                                  1,425         (911)
  Net increase (decrease) in certificates of deposit                          1,884       (3,101)
  Decrease in borrowed funds                                                   (500)           -
  Decrease in advance payments by borrowers for taxes and insurance            (288)        (281)
  Net proceeds from issuance of common stock                                      -       17,586
  Loan to ESOP for purchase of common stock                                       -         (314)
  Cash dividends paid                                                          (209)           -
                                                                           --------     --------
                     NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                     2,312       12,979
                                                                           --------     --------
                     NET DECREASE IN
                     CASH ON HAND AND IN BANKS                                 (146)         (93)
CASH ON HAND AND IN BANKS, BEGINNING                                          1,790        1,207
                                                                           --------     --------
                     CASH ON HAND AND IN BANKS, ENDING                       $1,644     $  1,114
                                                                           ========     ========

SEE ACCOMPANYING NOTES.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE D - NET INCOME PER SHARE

Net income per share for the three and six month periods ended December 31, 1997 was computed based on the weighted average number of shares outstanding of 1,748,736 and 1,747,485, respectively, during each period.

Net income per share for the period from the closing of the Company's stock offering (November 22, 1996) through December 31, 1996 was $.08 and was computed based on consolidated net income during that period divided by the weighted average number of shares outstanding during that period (1,840,671 shares).


NOTE E  MANAGEMENT RECOGNITION AND STOCK OPTION PLANS

At the Company's annual meeting which was held on November 27, 1997, the stockholders approved the Carolina Fincorp, Inc. Stock Option Plan ("SOP") and the Richmond Savings Bank, Inc., SSB Management Recognition Plan ("MRP"). The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 185,150 shares of the Company's common stock. The MRP provides for the award of up to 74,060 shares of the Company's common stock to directors, officers and employees of the Bank. The Company may elect to fund the plans through the issuance of authorized but unissued shares, or may elect to purchase the shares to fund the plans in the open market.

During January of 1998, 54,045 of newly issued common shares were awarded under the MRP. To date no options have been issued under the SOP.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997

Total assets increased by $3.2 million during the six months ended December 31, 1997, from $111.5 million at June 30, 1997 to $114.6 million at the period's end. Asset growth was concentrated in loans receivable which increased by $3.5 million from $78.7 million to $82.2 million during the six months. The Company's holding company conversion was completed in November of 1996 with the issuance of common stock generating net proceeds of $17.6 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable. The Company also attracted good deposit growth during the current period with demand deposits and certificate of deposit accounts increasing by $900,000 and $3.1 million, respectively. This deposit growth funded the growth in loans while also enabling the Company to repay an advance of $500,000 from the Federal Home Loan Bank which had been outstanding at June 30, 1997.

Total stockholders' equity was $26.0 million at December 31, 1997 as compared with $25.4 million at June 30, 1997. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income. Consolidated net income during the quarter ended December 31, 1997 was $330,000, or $.19 per share, as compared with net income of $271,000 during the three months ended December 31, 1996, an increase of $59,000. The increase is attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from the November 1996 issuance of the Company's common stock.

Net Interest Income. Net interest income was $1.1 million during the quarter ended December 31, 1997 as compared with $927,000 during the corresponding quarter of the previous fiscal year, an increase of $197,000. The increase resulted primarily from an increase in average interest-earning assets attributable to investment of proceeds from the sale in late November of 1996 of the Company's common stock. Average investment and loan balances were $2.0 million lower and $11.0 million higher, respectively, during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $18,000 and $24,000 for the quarters ended December 31, 1997 and 1996, respectively. There were net loan charge-offs of $17,000 during the quarter ended December 31, 1997 as compared with no charge-offs during the quarter ended December 31, 1996. At December 31, 1997, nonaccrual loans aggregated $65,000, while the allowance for loan losses stood at $409,000.

Other Income. Other income was $154,000 during the quarter ended December 31, 1997 as compared with $127,000 during the quarter ended December 31, 1996, an increase of $27,000. During the current quarter, the Company realized gains of $22,000 from the sale of loans, as compared with gains from loan sales of $4,000 during the quarter ended December 31, 1996.

Other Expenses. Other expenses increased to $747,000 during the quarter ended December 31, 1997 as compared with $611,000 during the quarter ended December 31, 1996, an increase of $136,000 arising principally from increases of $56,000 and $51,000 in personnel costs and other expenses, respectively. The increase in personnel costs relates to growth, normal compensation adjustments, and the higher costs of benefits associated with the Company's Employee Stock Ownership Plan. The increase in other expenses relates largely to growth and to the additional costs arising from operation as a publicly held holding company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income or loss before income taxes, was 35.7% and 35.3% for the three months ended December 31, 1997 and 1996, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income. Consolidated net income during the six months ended December 31, 1997 was $685,000, or $.39 per share, as compared with net income of $77,000 during the six months ended December 31, 1996, an increase of $608,000. The increase is attributable to the higher level of interest-earning assets during the current six months as a result of investment of proceeds from the November 1996 issuance of the Company's common stock, and to a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Richmond Savings' assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment decreased earnings during the six months ended December 31, 1996 by $343,000.

Net Interest Income. Net interest income was $2.2 million during the six months ended December 31, 1997 as compared with $1.7 milliion during the first six months of the previous fiscal year, an increase of $580,000. The increase resulted primarily from an increase in average interest-earning assets attributable to investment of proceeds from the sale in November of 1996 of the Company's common stock. Average investment and loan balances were $1.0 million and $11.0 million, respectively, higher during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $41,000 and $33,000 for the six months ended December 31, 1997 and 1996, respectively.
There were net loan charge-offs of $32,000 during the six months ended December 31, 1997 as compared with net charge-offs of $23,000 during the six months ended December 31, 1996. At December 31, 1997, nonaccrual loans aggregated $65,000, while the allowance for loan losses stood at $409,000.

Other Income. Other income was $308,000 during the six months ended December 31, 1997 as compared with $256,000 during the six months ended December 31, 1996, an increase of $52,000. During the current six months, the Company realized gains of $34,000 from the sale of loans, an increase of $30,000 over the gains realized during the six months ended December 31, 1996.

Other Expenses. Other expenses decreased to $1.4 million during the six months ended December 31, 1997 as compared with $1.8 million during the six months ended December 31, 1996, a decrease of $316,000. An overall decrease of $540,000 in deposit and other insurance costs was partially offset by increases of $112,000 and $77,000 in personnel costs and other expenses, respectively. The increase in personnel costs relates to growth, normal compensation adjustments, and the higher costs of benefits associated with the Company's Employee Stock Ownership Plan. The increase in other expenses relates largely to growth and to the additional costs arising from operation as a publicly held holding company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income or loss before income taxes, was 36.0% and 40.8% for the six month periods ended December 31, 1997 and 1996, respectively.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at December 31, 1997, as computed under North Carolina regulations, was approximately 18%. On a consolidated basis, liquid assets represent approximately 24% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1997, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

THE YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined; however, management feels it will not be material to the Company's financial statements.

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders was held on November 24, 1997. Of 1,851,500 shares entitled to vote at the meeting, 1,571,667 shares voted. The following matters were voted on at the meeting:

                                                     Number of Votes
                                   ---------------------------------------------
                                      For        Against      Withheld   Abstain
                                   ---------     -------      --------   -------

1. Election of directors:
     J. Stanley Vetter             1,551,267        -           20,400      -
     John T. Page, Jr.             1,547,722        -           23,945      -
     Russell E. Bennett            1,552,267        -           19,400      -
     R. Larry Campbell             1,552,267        -           19,400      -
     Buena Vista Coggin            1,549,767        -           21,900      -
     Joe M. McLaurin               1,552,267        -           19,400      -
     W. Jesse Spencer              1,552,267        -           19,400      -
     E.E. Vuncannon, Jr.           1,552,267        -           19,400      -
                                                     Number of Votes
                                   ---------------------------------------------
                                      For        Against      Non-Vote   Abstain

                                   ---------     -------      --------   -------
2. Ratification of Dixon Odom
   PLLC to serve as independent
   auditor for the year ending
   June 30, 1998                   1,558,645       4,909             -     8,113

3. Approval of the Carolina
   Fincorp, Inc. Stock Option
   Plan                              966,008     229,315       366,526     9,818

4. Approval of the Richmond
   Savings Bank, Inc., SSB
   Management Recognition
   Plan                              931,283     257,411       365,496    17,477

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CAROLINA FINCORP, INC.


Date:  February 2, 1998               By:  /s/ R. Larry Campbell
                                           -------------------------------
                                           R. Larry Campbell
                                           Chief Executive Officer



Date:  February 2, 1998               By:  /s/ Winston G. Dwyer
                                           -------------------------------
                                           Winston G. Dwyer
                                           Chief Financial Officer