Form 10QSB
period 1998-03-31
CAROLINA FINCORP INC
filed 1998-05-13
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998


                  [   ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

     For the transition period ended
                                    -------------------------------


                    Commission File Number       000-21701
                                            ---------------------


                            CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        NORTH CAROLINA                                          56-1978449
------------------------------------                     -----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


               115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC  28380
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

As of May 1, 1998, 1,905,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 13 pages.

                                                                  Page No.
                                                                  --------

Part 1.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 1998 and June 30, 1997...............         3

             Consolidated Statements of Operations
             Three and Nine Months Ended March 31, 1998 and
             1997...........................................         4

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1998 and 1997......         5

             Notes to Consolidated Financial Statements.....         6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......         8

Part II. Other Information

             Item 6.  Exhibits and Reports on Form 8-K......        12

Part 1.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
-----------------------------


                    Carolina Fincorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition
================================================================================



                                                          March 31,
                                                            1998      June 30,
ASSETS                                                   (Unaudited)   1997*
                                                         -----------  ---------
                                                             (In Thousands)
Cash on hand and in banks                                  $  1,084   $  1,790
Interest-bearing balances in other banks                      6,654      1,863
Investment securities available for sale, at fair value      16,268     17,714
Investment securities held to maturity, at amortized
 cost                                                         6,247      6,948
Loans receivable, net                                        83,457     78,674
Accrued interest receivable                                     780        703
Premises and equipment, net                                   2,099      2,118
Stock in the Federal Home Loan Bank, at cost                    735        735
Other assets                                                  1,144        958
                                                           --------   --------
                                           TOTAL ASSETS    $118,468   $111,503
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit Accounts                                          $ 90,305   $ 83,760
 Advances from the Federal Home Loan Bank                         -        500
 Accrued interest payable                                       169        179
 Advance payments by borrowers for property taxes
  and insurance                                                 288        456
 Accrued expenses and other liabilities                       1,227      1,160
                                                           --------   --------
                                      TOTAL LIABILITIES      91,989     86,055
                                                           --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                    -          -
 Common stock, 20,000,000 shares authorized; 1,905,545
  and 1,851,500 shares issued and outstanding,
  respectively                                               18,601     17,586
 ESOP loan receivable and unvested restricted stock          (1,937)    (1,491)
 Retained earnings, substantially restricted                  9,790      9,396
 Unrealized holding gains (losses)                               25        (43)
                                                           --------   --------
                             TOTAL STOCKHOLDERS' EQUITY      26,479     25,448
                                                           --------   --------
                                  TOTAL LIABILITIES AND
                                   STOCKHOLDERS' EQUITY    $118,468   $111,503
                                                           ========   ========

* Derived from audited financial statements

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                       Three Months Ended      Nine Months Ended
                                            March 31,              March 31,
                                       ------------------     ------------------
                                         1998      1997         1998      1997
                                       --------  --------     --------  --------
                                         (In Thousands except per share data)
INTEREST INCOME
 Loans                                  $1,737     $1,486      $5,067     $4,326
 Investments and deposits
  in other banks                           412        475       1,359      1,322
                                        ------     ------      ------     ------
                TOTAL INTEREST INCOME    2,149      1,961       6,426      5,648
                                        ------     ------      ------     ------
INTEREST EXPENSE
 Deposit accounts                        1,017        929       3,049      2,955
 Borrowings                                  -          -           4          -
                                        ------     ------      ------     ------

               TOTAL INTEREST EXPENSE    1,017        929       3,053      2,955
                                        ------     ------      ------     ------

                  NET INTEREST INCOME    1,132      1,032       3,373      2,693
 PROVISION FOR LOAN LOSSES                  18         19          59         52
                                        ------     ------      ------     ------
            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES    1,114      1,013       3,314      2,641
                                        ------     ------      ------     ------
OTHER INCOME
 Transaction and other
  service fee income                        84         81         244        263
 Gain on sale of loans                      19          4          53          8
 Other income                               31         84         145        154
                                        ------     ------      ------     ------
                   TOTAL OTHER INCOME      134        169         442        425
                                        ------     ------      ------     ------
OTHER EXPENSES
 Personnel costs                           884        354       1,672      1,030
 Occupancy                                  36         42         105        119
 Equipment rental and
  maintenance                               44         46         146        128
 Marketing                                  15         12          53         49
 Data processing and
  outside service fees                      78         77         231        214
 Federal and other
  insurance premiums                        23         23          67         88
 FDIC special assessment                     -          -           -        519
 Supplies, telephone and
  postage                                   35         40         100         99
 Other                                      98         84         277        186
                                        ------     ------      ------     ------
                 TOTAL OTHER EXPENSES    1,213        678       2,651      2,432
                                        ------     ------      ------     ------
                        INCOME BEFORE
                   INCOME TAX EXPENSE       35        504       1,105        634
INCOME TAX EXPENSE                          10        169         395        222
                                        ------     ------      ------     ------
                           NET INCOME   $   25     $  335      $  710     $  412
                                        ======     ======      ======     ======

NET INCOME PER COMMON SHARE (Note D)
 BASIC AND DILUTED                        $.01       $.18        $.40       $.27
                                        ======     ======      ======     ======

DIVIDEND PER COMMON SHARE                 $.06     $    -        $.18     $    -
                                        ======     ======      ======     ======

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                             Nine Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $    710   $    412
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                  129        108
   Amortization, net                                             (68)        49
   Gain on sale of assets, net                                     -        (60)
   Origination of mortgage loans held for sale                (3,331)    (1,049)
   Proceeds from sale of loans held for sale                   3,384      1,057
   Release of ESOP shares                                         95          -
   Amortization of stock awards under management
    recognition plan                                             474          -
   Provision for loan losses                                      59         52
   Deferred income taxes                                         (92)         -
   Deferred compensation                                          65         62
   Change in assets and liabilities
    Increase in accrued interest receivable                      (77)      (213)
    (Increase) decrease in other assets                         (195)        77
    Decrease in accrued interest payable                         (10)       (42)
    Increase (decrease) in accrued expenses and other
     liabilities                                                  67        (51)
                                                            --------   --------
                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES       1,210        402
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-earning balances in
  other banks                                                 (4,791)       878
 Purchases of:
   Available for sale investment securities                  (15,062)   (10,523)
   Held to maturity investment securities                       (503)      (516)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                   16,687        515
   Held to maturity investment securities                      1,198      1,370
 Net increase in loans                                        (4,895)    (6,200)
 Purchase of property and equipment                             (110)      (842)
 Proceeds from sale of premises and equipment                      -         79
 Proceeds from sale of real estate acquired in
  settlement of loans                                              -         29
                                                            --------   --------
                                        NET CASH USED BY
                                    INVESTING ACTIVITIES      (7,476)   (15,210)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                    2,763       (931)
 Net increase (decrease) in certificates of deposit            3,782     (1,429)
 Decrease in borrowed funds                                     (500)         -
 Decrease in advance payments by borrowers for taxes and
  insurance                                                     (168)      (158)
 Net proceeds from issuance of common stock                        -     17,586
 Loan to ESOP for purchase of common stock                         -       (835)
 Cash dividends paid                                            (317)         -
                                                            --------   --------
                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES       5,560     14,233
                                                            --------   --------
                                         NET DECREASE IN
                               CASH ON HAND AND IN BANKS        (706)      (575)
CASH ON HAND AND IN BANKS, BEGINNING                           1,790      1,207
                                                            --------   --------

                       CASH ON HAND AND IN BANKS, ENDING    $  1,084   $    632
                                                            ========   ========

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

                    Carolina Fincorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
================================================================================


NOTE D - NET INCOME PER SHARE

Net income per share is presented for periods subsequent to the closing of the Company's stock offering on November 22, 1996.

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares (see Note E) and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding were 1,769,459 and 1,757,219, respectively, for the three and nine months ended March 31, 1998, and 1,827,500 and 1,831,622, respectively, for the three months ended March 31, 1997, and the period from November 22, 1996 to March 31, 1997. The dilutive effect of unearned shares in the management recognition plan was negligible for the three and nine months ended March 31, 1998. No potentially dilutive securities were outstanding during the three and nine months ended March 31, 1997.


NOTE E - MANAGEMENT RECOGNITION AND STOCK OPTION PLANS

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

During January of 1998, 54,045 of newly issued common shares were awarded under the MRP at a value of $18.25 per share. Personnel costs for both the three and nine months ended March 31, 1998 include $485,000 which represents the value of MRP shares earned through that date. To date no options have been issued under the SOP.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

Total assets increased by $7.0 million during the nine months ended March 31, 1998, from $111.5 million at June 30, 1997 to $118.5 million at the period's end. Asset growth was concentrated in loans receivable which increased by $4.8 million from $78.7 million to $83.5 million during the nine months. The Company's holding company conversion was completed in November of 1996 with the issuance of common stock generating net proceeds of $17.6 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable. The Company also attracted good deposit growth during the current nine month period with demand deposits and certificate of deposit accounts increasing by $2.7 million and $3.8 million, respectively. This deposit growth funded the growth in loans while also enabling the Company to repay an advance of $500,000 from the Federal Home Loan Bank which had been outstanding at June 30, 1997.

Total stockholders' equity was $26.5 million at March 31, 1998 as compared with $25.4 million at June 30, 1997. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net Income. Net income for the quarter ended March 31, 1998 was $25,000, or $.01 per share, as compared with net income of $335,000, or $.18 per share, for the three months ended March 31, 1997, a decrease of $310,000 or $.17 per share. In January 1998, the Company awarded grants of 54,045 shares of common stock under the Management Recognition Plan ("MRP") which was approved by the shareholders at the Annual Meeting held on November 25, 1997. The total value of shares granted was $986,000, of which $475,000 had been earned by recipients as of March 31, 1998. The balance of the shares granted will be earned, and therefore reflected in compensation expense, over the next four years. Including applicable payroll taxes, the personnel costs during the three months ended March 31, 1998 include MRP related expenses of $485,000. Net of applicable income taxes, these expenses reduced net income during the quarter by approximately $315,000. There were no MRP expenses during the quarter ended March 31, 1997.

Net Interest Income. Net interest income for the quarter ended March 31, 1998 was $1.1 million as compared with $1.0 million during the quarter ended March 31, 1997, an increase of $100,000. The increase resulted primarily from loan growth as average loans outstanding during the current quarter were approximately $10.4 million higher than during the corresponding quarter of the prior year.

Provision for Loan Losses. The provision for loan losses was $18,000 and $19,000 for the quarters ended March 31, 1998 and 1997, respectively. There were net loan charge-offs of $15,000 during the quarter ended March 31, 1998 as compared with net charge-offs of $17,000 during the quarter ended March 31, 1997. At March 31, 1998, nonaccrual loans aggregated $182,000, while the allowance for loan losses stood at $412,000.

Other Income. Other income was $134,000 for the quarter ended March 31, 1998 as compared with $169,000 for the quarter ended March 31, 1997, a decrease of $35,000. During the quarter ended March 31, 1997, the Company realized a gain of $52,000 from the sale of a branch location for which a replacement facility had been constructed. There were no such gains realized during the current quarter. During the current quarter, the Company realized gains of $19,000 from the sale of loans, as compared with gains from loan sales of $4,000 during the quarter ended March 31, 1997.

Other Expenses. Other expenses increased to $1.2 million during the quarter ended March 31, 1998 as compared with $678,000 for the quarter ended March 31, 1997, an increase of $535,000. Substantially all of this increase relates to personnel costs which increased by $530,000. As explained under the caption "Net Income", $485,000 of this increase in personnel costs is attributable to awards granted during the current quarter under the Management Recognition Plan. The balance of the increase in personnel costs relates to growth, normal compensation adjustments, and the higher costs of benefits associated with the Company's Employee Stock Ownership Plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 28.6% and 33.5% for the three months ended March 31, 1998 and 1997, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 1998 and 1997

Net Income. Net income for the nine months ended March 31, 1998 was $710,000, or $.40 per share, as compared with net income of $412,000 during the nine months ended March 31, 1997, an increase of $298,000. Net income increased because of
(1) the higher level of interest-earning assets during the current nine months as a result of asset growth and investment of proceeds from the November 1996 issuance of the Company's common stock and (2) a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. The Company's assessment was $519,000. Net of an income tax benefit of $176,000, this special assessment reduced earnings during the nine months ended March 31, 1997 by $343,000. In addition, as previously discussed, during the current nine months ended March 31, 1998 the Company incurred personnel costs in connection with awards of common stock under the Management Recognition Plan which, net of applicable income taxes, reduced earnings by $315,000.

Net Interest Income. Net interest income was $3.4 million for the nine months ended March 31, 1998 as compared with $2.7 million during the first nine months of the previous fiscal year, an increase of $680,000. The increase resulted primarily from an increase in average interest-earning assets attributable both to growth and to investment of proceeds from the sale in November of 1996 of the Company's common stock. Average loan balances were $11.0 million higher during the current nine months than during the corresponding nine months of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $59,000 and $52,000 for the six months ended March 31, 1998 and 1997, respectively. There were net loan charge-offs of $47,000 during the nine months ended March 31, 1998 as compared with net charge-offs of $40,000 during the nine months ended March 31, 1997. At March 31, 1998, nonaccrual loans aggregated $182,000, while the allowance for loan losses stood at $412,000.

Other Income. Other income was $442,000 for the nine months ended March 31, 1998 as compared with $425,000 for the nine months ended March 31, 1997, an increase of $17,000. During the nine months ended March 31, 1997 the Company realized a gain of $52,000 from the sale of a branch location for which a replacement facility had been constructed. There were no such gains realized during the current period. During the current period, the Company realized gains of $53,000 from the sale of loans, as compared with gains from loan sales of $8,000 during the nine months ended March 31, 1997.

Other Expenses. Other expenses increased to $2.7 million for the nine months ended March 31, 1998 as compared with $2.4 million for the nine months ended March 31, 1997, an increase of $219,000. An overall decrease of $540,000 in deposit and other insurance costs was largely offset by $485,000 of personnel costs attributable to awards granted during the current nine months under the Management Recognition Plan. Exclusive of the Management Recognition Plan costs, personnel costs increased by $157,000 as a result of growth, normal compensation adjustments, and the higher costs associated with the Company's Employee Stock Ownership Plan. In addition, other expenses increased by $91,000 as a result of growth and additional costs arising from operation as a publicly held company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income or loss before income taxes, was 35.7% and 35.0% for the nine month periods ended March 31, 1998 and 1997, respectively.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at March 31, 1998, as computed under North Carolina regulations, was approximately 20%. On a consolidated basis, liquid assets represent approximately 26% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1998, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

The Year 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has developed a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Based upon progress to date in carrying out that plan, management believes that the Company will be Year 2000 compliant on a timely basis. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.


Date:   May 5, 1998           By: /s/ R. Larry Campbell
        -----------               ----------------------------------------------
                                  R. Larry Campbell
                                  Chief Executive Officer



Date:   May 5, 1998           By: /s/ Winston G. Dwyer
        -----------               ----------------------------------------------
                                  Winston G. Dwyer
                                  Chief Financial Officer