Form 10KSB
period 1998-06-30
CAROLINA FINCORP INC
filed 1998-09-24
CIK 1017232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended      June 30, 1998
                                          ---------------------

                      Commission file number   000-21701
                                             -------------

                             CAROLINA FINCORP, INC.
                 (Name of small business issuer in its charter)

        NORTH CAROLINA                                         56-1978449
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       115 SOUTH LAWRENCE STREET
      ROCKINGHAM, NORTH CAROLINA                               27380-1597
      --------------------------                               ----------
(Address of principal executive offices)                       (Zip Code)


                                (910) 997-6245
                          ---------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        COMMON STOCK, NO PAR VALUE              NASDAQ SMALLCAP MARKET
       ----------------------------  -------------------------------------------
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

State issuer's revenues for its most recent fiscal year $9,252,098

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $13,626,856 (based on the price at which the stock was sold on September 11, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, no par value                         1,905,545
       --------------------------           -----------------------------------
                (Class)                     (Outstanding at September 11, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 1998 (the "1998 Annual Report"), are incorporated by reference into Part I and Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes      No X
                                                               ---     ---
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Prior to November 22, 1996, Richmond Savings, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On November 22, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Carolina Fincorp, Inc., a North Carolina corporation (the "Company"), which was organized to become the Bank's holding company and incorporated on June 5, 1996. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 115 South Lawrence Street, Rockingham, North Carolina. The Company's activities consist of holding the indebtedness outstanding from the Richmond Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP"), investing any remaining proceeds of the Conversion which were retained at the holding company level, and owning the Bank. The Company's principal sources of income are interest payments received from the ESOP with respect to the ESOP loan, earnings on capital retained by the Company, and dividends paid by the Bank to the Company, if any.

     The Bank was organized in 1906, and has been a member of the Federal Home Loan Bank (the "FHLB") system and its deposits have been federally insured since 1957. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

     The Bank conducts business through two full service offices in Rockingham and full services offices in Southern Pines and Ellerbe, North Carolina. In addition, the Bank has a loan origination office in Laurinburg, North Carolina which is intends to expand into a full service office in September, 1998. The Bank's primary market area consists of Richmond, Moore and Scotland counties in North Carolina. At June 30, 1998, the Company had total assets of $113.9 million, net loans of $83.6 million, deposits of $93.4 million, investment securities of $18.1 million and stockholders' equity of $15.4 million.

     At June 30, 1998, the Company and the Bank had a total of 41 full-time employees and 3 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, lending funds to the ESOP, and investing its portion of the net proceeds received in the Conversion. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

LENDING ACTIVITIES

     The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes home equity loans and loans secured by multi-family and commercial properties, construction loans, home improvement loans, savings accounts loans and various types of consumer loans. Over 91% of the Bank's loan portfolio, before net items, is secured by real estate. On June 30, 1998, the Bank's largest single outstanding loan had a balance of approximately $1.4 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. Adjustable rate loans are generally originated with the intention that they be held in the Bank's portfolio. Fixed rate one-to-four family residential loans are generally originated in conformity with secondary market purchase requirements and sold in the secondary market. During fiscal 1998, 1997 and 1996, the Bank sold $6.4 million, $1.0 million, and $1.4 million, respectively, of fixed rate loans in order to better manage its interest rate risk.

     The Bank's net loan portfolio totaled approximately $83.6 million at June 30, 1998 representing 73.4% of the Bank's total assets at such date. At June 30, 1998, 73.7% of the Bank's loan portfolio, before net items, was composed of one-to-four family residential mortgage loans. Home equity and home improvement loans represented 10.7% of the Bank's loan portfolio, before net items, and multi-family residential and commercial and construction loans represented 15.1% of the Bank's loan portfolio, before net items, on such date. As of June 30, 1998, 76.3% of the loans in the Bank's loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 1999, consist of fixed rate real estate loans of $12.6 million, adjustable rate real estate loans of $32.3 million, other fixed rate loans of $6.3 million and other adjustable rate loans of $434,000. See Note C - Loans Receivable to the Financial Statements Contained in the 1998 Annual Report.

INVESTMENT SECURITIES

     Interest and dividend income from other investment securities provide the second largest source of income to the Bank after distribution from the Bank. Interest and dividend income from investment securities also generally provide the second largest source of income to the Company after interest on loans. In addition, the Company and the Bank receive interest income from deposits in other financial institutions. At June 30, 1998, the Company and Bank's investment securities portfolio totaled approximately $24.5 million and consisted of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, stock of the FHLB of Atlanta, and investments in corporate debt securities of a large financial institution and IBM corporation.

     Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B - Investment Securities to the Financial Statements Contained in the 1998 Annual Report.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1998, the Bank's investment in stock of the FHLB of Atlanta was $735,000.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of the Bank - Liquidity." The Bank is also permitted to make certain other securities investments.

DEPOSITS AND BORROWINGS

     DEPOSITS. Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, individual retirement accounts, and fixed rate certificates with varying maturities. At June 30, 1998, 12.8% of the Bank's deposits consisted of passbook and statement savings accounts, 11.6% consisted of interest-bearing transaction accounts and 3.2% consisted of noninterest-bearing transaction accounts. Although the vast majority of the Bank's deposits are authentic deposit accounts, management of the Bank believes that it has been successful in maintaining a high percentage of demand deposit and transaction accounts which are generally considered to be less interest rate sensitive than certificated accounts. This is consistent with the Bank's asset/liability management strategies. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. See Note G - Deposit Accounts to the Financial Statements contained in the 1998 Annual Report.

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

     BORROWINGS. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. Although it has not done so in several years, the Bank may obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. As of June 30, 1998, the Bank had no outstanding advances from the FHLB of Atlanta. However, as of June 30, 1998, in order to pay the return of capital dividend to its shareholders, the Company had outstanding to another financial institution a note payable in the principal amount of $3,200,000, which was repaid on July 3, 1998. See Note F - Advances from Federal Home Loan Bank and Other Borrowed Funds contained in the 1998 Annual Report.

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

MARKET AREA

     The Bank's primary market area consists of Richmond, Moore and Scotland Counties in North Carolina. Richmond County, which contains Rockingham, is located in south central North Carolina near the North Carolina-South Carolina boundary, and is the home of the North Carolina Motor Speedway, location of two Winston-Cup stock car races annually. Moore County, which is immediately north of Richmond County, is the home of several retirement communities and golf resorts, including Pinehurst and Southern Pines. Scotland County, which includes Laurinburg, is located east of Richmond County. Richmond and Scotland Counties have experienced relatively slow growth during the last five (5) years. Moore County, which includes the resort and retirement communities of Pinehurst and Southern Pines, has experienced greater growth. The economy of the Bank's primary market area is largely rural, with employment diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major area employers include UCO Fabrics, Burlington Industries, Sara Lee Hosiery, Perdue Farms, Inc., Richmond Memorial Hospital, Firsthealth Moore Regional Hospital, Gullistan Carpets, Resorts of Pinehurst, Campbell Soup Company, WestPoint Stevens and Abbott Laboratories.

SUBSIDIARIES

     The Bank is the only subsidiary of the Company. As a North Carolina chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in service corporation which would cause the Bank to exceed an investment of 3% of assets must receive prior approval of the FDIC.

     The Bank has one wholly-owned subsidiary, Richmond Investment Services, Inc., a North Carolina corporation ("R.I.S."). R.I.S. acts as an agent in the sale of annuities, Medicare and Medicaid supplements, and major medical and life insurance policies, and it provides certain investment brokerage services through UVEST Investment Services. In addition, R.I.S. owns certain real property. Regulations of the Administrator and FDIC place limitations upon the activities of subsidiaries of North Carolina-chartered savings banks. The total assets of R.I.S. at June 30, 1998 were $208,000 , and the net income for that subsidiary for the year ended June 30, 1998 was $25,000.

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

REGULATION OF THE BANK

     GENERAL. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operations of regulated depository institutions, including the Bank, is subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1998, the Bank had a leverage ratio of 16.0%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

     As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $1.4 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $735,000.

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

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

     LIQUIDITY. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 21.7%.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The following table sets forth the location of the Bank's headquarters in Rockingham, North Carolina, its three full-service branch offices, its loan origination office, and one vacant lot owned by the Bank as well as certain other information relating to these offices and vacant lots as of June 30, 1998:

                                   Net Book Value
                                   of Property and
                                   Improvements              Own or Lease           Lease Expiration Date
                                   ---------------           ------------           ---------------------

Headquarters Office:
 115 South Lawrence Street
 Rockingham, NC                    $227,536                  Owned                           N/A

*Full-Service Branch Offices:
 Rockingham Road Office
 1222 Rockingham Road
 Rockingham, NC                    $492,575                  Owned                           N/A

 Southern Pines Office
 495 Pinehurst Avenue
 Southern Pines, NC                $703,788                  Owned                           N/A

 Ellerbe Office
 115 West Sunset Avenue
 Ellerbe, NC                       $335,945                  Owned                           N/A

*Loan Origination Office:
 800-C Atkinson Street
 Laurinburg, NC                        -                     Leased                  Month to Month basis

Vacant Lot:

**Corner of Highway 5 and
   Trotter Drive
   Pinehurst, NC                   $207,097                  Owned                           N/A

**410 South Main Street
   Laurinburg, NC                  $ 89,466                  Owned                           N/A

*On August 1, 1998, the month to month lease for the Laurinburg Office at 800-E Atkinson Street was terminated, and the loan origination office was moved to a leased facility 103 McRay Street, Laurinburg, North Carolina. The Bank intends to expand the McRay Street location to a full-service branch office in late September, 1998.

**The Laurinburg lot is owned by Richmond Investment Services, Inc., a wholly owned subsidiary of the Bank, and it may be purchased by the Bank in the future. Both the Pinehurst and Laurinburg lots may be branch locations in the future.

     The Bank's management considers each of these properties to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment at June 30, 1998 was $316,574. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1998, the Bank owned no real estate acquired in settlement of loans.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 42 of the Company's 1998 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 13 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 15 through 41 in the Company's 1998 Annual Report are incorporated herein by reference.

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

     The information required by this Item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 7 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on pages 9 and 10 and "- Executive Compensation" on pages 10 through 15 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 4 through 6 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See also the section captioned "Certain Indebtedness and Transactions of Management" on page 16 of the Proxy Statement, which section is incorporated herein by reference.

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

     10(a) Employment Agreement with R. Larry Campbell incorporated herein by reference to Exhibit 10(a) to the Annual Report on Form 10-KSB for the 1997 fiscal year end.

     10(b) Employment Agreement with John W. Bullard incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-KSB for the 1997 fiscal year end.

     10(c) Nonqualified Supplemental Retirement Plan with R. Larry Campbell incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB for the 1997 fiscal year end.

     10(d) Nonqualified Supplemental Retirement Plan with John W. Bullard incorporated herein by reference to Exhibit 10(d) to the Annual Report on Form 10-KSB for the 1997 fiscal year end.

     (11)      Statement Regarding Computation of Per Share Earnings

     (13)      Portions of 1998 Annual Report to Stockholders

     (21) See ITEM 1. - "DESCRIPTION OF BUSINESS --Subsidiaries." for discussion of subsidiaries

     (27)      Financial Data Schedule

REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998. There have been no reportable transactions during the two most recent fiscal years nor are there any reportable transactions proposed as of the date of this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAROLINA FINCORP, INC.

Date: September 23, 1998         By:  /s/ R. Larry Campbell
                                      ------------------------------------------
                                      R. Larry Campbell
                                      President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                          Title                         Date
---------                                          -----                         ----

/s/ R. Larry Campbell                  President, Chief Executive         September 23, 1998
------------------------------         Officer and Director
R. Larry Campbell

/s/ John W. Bullard                    Executive Vice-President           September 23, 1998
------------------------------         and Chief Operations Officer
John W. Bullard

/s/ Winston G. Dwyer                   Treasurer and Chief Financial      September 23, 1998
------------------------------         Officer
Winston G. Dwyer

/s/ J. Stanley Vetter                  Chairman of the Board of           September 23 1998
------------------------------         Directors
J. Stanley Vetter

/s/ John T. Page, Jr.                  Vice Chairman of the               September 23, 1998
------------------------------         Board of Directors
John T. Page, Jr.

/s/ Russell E. Bennett, Jr.            Director                           September 23 1998
------------------------------
Russell E. Bennett, Jr.

/s/ Buena Vista Coggin                 Director                           September 23 1998
------------------------------
Buena Vista Coggin

/s/ Joe M. McLaurin                    Director                           September 23 1998
------------------------------
Joe M. McLaurin

/s/ W. Jesse Spencer                   Director                           September 23, 1998
------------------------------
W. Jesse Spencer

/s/ E.E. Vuncannon, Jr.                Director                           September 23, 1998
------------------------------
E.E. Vuncannon, Jr.

                    1998 ANNUAL REPORT TO SECURITY HOLDERS



     The 1998 Annual Report to Security Holders which is Exhibit (13) to this Form 10-KSB is separately bound.