Form 10QSB
period 1998-09-30
CAROLINA FINCORP INC
filed 1998-11-10
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                    [ ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

     For the transition period ended ________________________________


                  COMMISSION FILE NUMBER       000-21701
                                            ---------------------


                             CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


      NORTH CAROLINA                              56-1978449
      --------------                              ----------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)             Identification Number)


                115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC  28380
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                 (910) 997-6245
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No____
                                                                    ---
As of October 30 1998, 1,905,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

PART 1.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

                                                                                        Page No.
                                                                                        --------
             Consolidated Statements of Financial Condition
             September 30, 1998 and June 30, 1998......................................   3

             Consolidated Statements of Operations
             Three Months Ended September 30, 1998 and 1997............................   4

             Consolidated Statements of Cash Flows
             Three Months Ended September 30, 1998 and 1997............................   5

             Notes to Consolidated Financial Statements................................   6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...................................................................   7

PART II.  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K.................................  10

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                 September 30,
                                                                                                      1998       June 30,
ASSETS                                                                                            (Unaudited)     1998 *
                                                                                                 --------------  ---------
                                                                                                      (In Thousands)
Cash on hand and in banks                                                                             $  1,029   $    961
Interest-bearing balances in other banks                                                                 2,854      7,811
Investment securities available for sale, at fair value                                                  9,317     10,295
Investment securities held to maturity, at amortized cost                                                5,598      5,670
Loans held for sale                                                                                          -      1,057
Loans receivable, net                                                                                   87,666     83,623
Accrued interest receivable                                                                                654        583
Premises and equipment, net                                                                              2,132      2,076
Stock in the Federal Home Loan Bank, at cost                                                               735        735
Foreclosed real estate                                                                                      20         20
Other assets                                                                                               955      1,080
                                                                                                      --------   --------
                                                                                  TOTAL ASSETS        $110,960   $113,911
                                                                                                      ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposit accounts                                                                                    $ 93,851   $ 93,415
  Other borrowed funds                                                                                       -      3,200
  Accrued interest payable                                                                                 140        152
  Advance payments by borrowers for property taxes
   and insurance                                                                                           307        419
  Accrued expenses and other liabilities                                                                 1,037      1,337
                                                                                                      --------   --------
                                                                             TOTAL LIABILITIES          95,335     98,523
                                                                                                      --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding                -          -
 Common stock, 20,000,000 shares authorized; 1,905,545 shares issued and outstanding                     7,846      7,852
  ESOP loan receivable, unearned ESOP compensation and
    unvested restricted stock                                                                           (2,473)    (2,531)
  Retained earnings, substantially restricted                                                           10,213     10,042
  Unrealized holding gains                                                                                  39         25
                                                                                                      --------   --------
                                                                    TOTAL STOCKHOLDERS' EQUITY          15,625     15,388
                                                                                                      --------   --------
                                                                         TOTAL LIABILITIES AND
                                                                          STOCKHOLDERS' EQUITY        $110,960   $113,911
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

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30,
                                              ----------------------------------
                                                          1998           1997
                                                        ----------    ----------
                                            (In Thousands except per share data)

INTEREST INCOME
Loans                                                   $    1,760    $    1,671
Investments and deposits in other banks                        314           454
                                                        ----------    ----------
                              TOTAL INTEREST INCOME          2,074         2,125
                                                        ----------    ----------
INTEREST EXPENSE
Deposit accounts                                             1,075         1,004
Borrowings                                                       -             4
                                                        ----------    ----------

                             TOTAL INTEREST EXPENSE          1,075         1,008
                                                        ----------    ----------

                                NET INTEREST INCOME            999         1,117
                          PROVISION FOR LOAN LOSSES             34            23
                                                        ----------    ----------
   NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                     965         1,094
                                                        ----------    ----------
OTHER INCOME
Transaction and other service fee income                        95            78
Gain on sale of loans                                           68            12
Other income                                                    28            64
                                                        ----------    ----------
                                 TOTAL OTHER INCOME            191           154
                                                        ----------    ----------
OTHER EXPENSES
Personnel costs                                                404           382
Occupancy                                                       43            36
Equipment rental and maintenance                                41            52
Marketing                                                       20            16
Data processing and outside service fees                        77            76
Federal and other insurance premiums                            22            23
Supplies, telephone and postage                                 29            30
Other                                                           82            76
                                                        ----------    ----------
                               TOTAL OTHER EXPENSES            718           691
                                                        ----------    ----------
    INCOME BEFORE
                                 INCOME TAX EXPENSE            438           557
                                 INCOME TAX EXPENSE            159           202
                                                        ----------    ----------
                                         NET INCOME     $      279    $      355
                                                        ==========    ==========

NET INCOME PER COMMON SHARE
Basic and diluted                                             $.16          $.20
                                                        ==========    ==========
Weighted average shares outstanding                      1,762,201     1,754,332
                                                        ==========    ==========

DIVIDEND PER COMMON SHARE                                     $.06          $.06
                                                        ==========    ==========

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,
                                                                         ------------------------
                                                                              1998         1997
                                                                         --------------  --------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $   279   $   355
  Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                                     39        44
   Amortization, net                                                                 1       (10)
   Gain on sale of assets, net                                                     (68)        -
   Origination of mortgage loans held for sale                                  (2,974)     (764)
   Proceeds from sale of loans held for sale                                     4,099       776
   Release of ESOP shares                                                           17        26
   Amortization of stock awards under management
    recognition plan                                                                34         -
   Provision for loan losses                                                        34        23
   Deferred income taxes                                                             -       (20)
   Deferred compensation                                                            13        15
   Change in assets and liabilities
    Increase in accrued interest receivable                                        (71)      (73)
    (Increase) decrease in other assets                                            125       (57)
    Decrease in accrued interest payable                                           (12)      (23)
    Increase (decrease) in accrued expenses and other liabilities                 (320)      135
                                                                               -------   -------
                                                       NET CASH PROVIDED BY
                                                       OPERATING ACTIVITIES      1,196       427
                                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-earning balances in other banks            4,957    (1,141)
  Purchases of:
  Available for sale investment securities                                           -    (3,544)
   Held to maturity investment securities                                       (1,000)     (503)
  Proceeds from sales, maturities and calls of:
   Available for sale investment securities                                      1,000     4,987
   Held to maturity investment securities                                        1,070        73
  Net increase in loans                                                         (4,077)   (2,235)
  Purchase of property and equipment                                               (95)      (61)
                                                                               -------   -------
                                                NET CASH PROVIDED (USED) BY
                                                       INVESTING ACTIVITIES      1,855    (2,424)
                                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand accounts                                      (296)    1,355
  Net increase (decrease) in certificates of deposit                               732     1,375
  Decrease in borrowed funds                                                    (3,200)     (500)
  Decrease in advance payments by borrowers for taxes and insurance               (112)     (117)
  Cash dividends paid                                                             (107)     (104)
                                                                               -------   -------
                                                NET CASH PROVIDED (USED) BY
                                                       FINANCING ACTIVITIES     (2,983)    2,009
                                                                               -------   -------
                                                            NET INCREASE IN
                                                  CASH ON HAND AND IN BANKS         68        12
CASH ON HAND AND IN BANKS, BEGINNING                                               961     1,790
                                                                               -------   -------

                                          CASH ON HAND AND IN BANKS, ENDING    $ 1,029   $ 1,802
                                                                               =======   =======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION


In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Unearned shares in the management recognition plan had no dilutive effect for the three months ended September 30, 1998. No potentially dilutive securities were outstanding during the three months ended September 30, 1997.

NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $293,000 and $394,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

Consolidated total assets decreased by $2.9 million during the three months ended September 30, 1998, from $113.9 million at June 30, 1998 to $111.0 million at September 30, 1998. This decrease resulted from the use of liquid assets to repay on July 3, 1998 borrowings of $3.2 million that had been outstanding as of the beginning of the quarter. The borrowings had been obtained during the prior quarter to provide funding for payment on June 18, 1998 of a special $6.00 per share return of capital dividend which aggregated $11.4 million.

During the quarter, reductions of $5.0 million and $1.0 million, respectively, in interest-bearing balances in other banks and investment securities available for sale, together with the sale of $1.1 million of loans which were held for sale at June 30, 1998, provided funding for the repayment of borrowings discussed above and for an increase of $4.0 million in loans receivable, which grew from $83.6 million at the beginning of the quarter to $87.7 million at quarter end.

Total stockholders' equity was $15.6 million at September 30, 1998 as compared with $15.4 million at June 30, 1998, an increase of $237,000 which resulted principally from net income of $279,000 for the quarter, while the regular quarterly dividend aggregated $107,000 or $.06 per share. At June 30, 1998, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income. Net income for the quarter ended September 30, 1998 was $279,000, or $.16 per share, as compared with net income of $355,000, or $.20 per share, for the three months ended September 30, 1997, a decrease of $76,000 or $.04 per share. This decrease resulted principally from a reduction of $10.1 million in net interest earning assets arising from the payment on June 19, 1998 of a special dividend that aggregated $11.4 million. Based upon yields currently available on liquid assets, payment of the special dividend in June had the effect of reducing net interest income and income before income taxes during the three months ended June 30, 1998 by approximately $150,000, while reducing after tax net income by approximately $95,000.

Net Interest Income. Net interest income for the quarter ended September 30, 1998 was $1.0 million as compared with $1.1 million during the quarter ended September 30, 1997, a decrease of $118,000. The decrease resulted primarily from payment to the special dividend discussed under the caption "Net Income," offset somewhat by a larger concentration of interest earning assets in higher yielding loans during the current quarter.

Provision for Loan Losses. The provision for loan losses was $34,000 and $23,000 for the quarters ended September 30, 1998 and 1997, respectively. There were net loan charge-offs of $4,000 during the quarter ended September 30, 1998 as compared with net charge-offs of $15,000 during the quarter ended September 30, 1997. At September 30, 1998, nonaccrual loans aggregated $109,000, while the allowance for loan losses stood at $467,000.

Other Income. Other income was $191,000 for the quarter ended September 30, 1998 as compared with $154,000 for the quarter ended September 30, 1997, and increase of $37,000 resulting principally from an increase in gains from the sale of loans.

Other Expenses. Other expenses increased to $718,000 during the quarter ended September 30, 1998 as compared with $691,000 for the quarter ended September 30, 1997 an increase of $27,000. Substantially all of this increase related to personnel costs which increased by $22,000 principally as a result of costs attributable to awards previously granted under the Management Recognition Plan. Exclusive of personnel costs, other expenses increased by $5,000 or 1.6% during the current quarter, principally as a result of the opening of a full service branch in Laurinburg to replace the loan production facility that the Bank had previously operated there.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.3% for each of the quarters ended September 30, 1998 and 1997.


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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at September 30, 1998, as computed under North Carolina regulations, was approximately 17%. On a consolidated basis, liquid assets also represent approximately 17% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least

5% of total assets. At September 30, 1998, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

THE YEAR 2000

The Year 2000 issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Management presently believes that with modifications to existing software and conversions to new software, which were completed during the first quarter of 1998, the Year 2000 matter will be mitigated without causing a material adverse impact on operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Relations with third parties in which electronic data is exchanged exposes the Company to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, the Company is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule


         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.



Date:   November 2, 1998      By:   /s/ R. Larry Campbell
        ----------------            ---------------------
                                    R. Larry Campbell
                                    Chief Executive Officer



Date:   November 2, 1998      By:   /s/ Winston G. Dwyer
        ----------------            --------------------
                                    Winston G. Dwyer
                                    Chief Financial Officer