Form 10QSB
period 1998-12-31
CAROLINA FINCORP INC
filed 1999-02-09
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


               [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1998


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended _________________


                    Commission File Number       000-21701
                                           ---------------------


                            CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          NORTH CAROLINA                                   56-1978449
----------------------------------                ------------------------------
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

As of January 29, 1999, 1,905,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        PAGE NO.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             DECEMBER 31, 1998 AND JUNE 30, 1998..........................   3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997........   4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997..................   5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7

Part II. Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders.  12

             Item 6.  Exhibits and Reports on Form 8-K....................  12

Part 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                    Carolina Fincorp, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                December 31,
                                                                    1998       June 30,
ASSETS                                                           (Unaudited)    1998 *
                                                                 ----------   ----------
                                                                    (In Thousands)
Cash on hand and in banks                                        $    2,161   $      961
Interest-bearing balances in other banks                              7,216        7,811
Investment securities available for sale, at fair value              10,835       10,295
Investment securities held to maturity, at amortized cost             4,907        5,670
Loans held for sale                                                       -        1,057
Loans receivable, net                                                86,512       83,623
Accrued interest receivable                                             541          583
Premises and equipment, net                                           2,381        2,076
Stock in the Federal Home Loan Bank, at cost                            735          735
Foreclosed real estate                                                   20           20
Other assets                                                          1,246        1,080
                                                                 ----------   ----------
                                              TOTAL ASSETS       $  116,554   $  113,911
                                                                 ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                $   99,640   $   93,415
 Other borrowed funds                                                     -        3,200
 Accrued interest payable                                               128          152
 Advance payments by borrowers for property taxes
  and insurance                                                         154          419
 Accrued expenses and other libbilities                                 847        1,337
                                                                 ----------   ----------
                                         TOTAL LIABILITIES          100,769       98,523
                                                                 ----------   ----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                           -            -
 Common stock, 20,000,000 shares authorized; 1,905,545
  shares issued and outstanding                                       7,846        7,852
 ESOP loan receivable, unearned ESOP compensation and
  unvested restricted stock                                          (2,415)      (2,531)
 Retained earnings, substantially restricted                         10,320       10,042
 Unrealized holding gains                                                34           25
                                                                 ----------   ----------
                                TOTAL STOCKHOLDERS' EQUITY           15,785       15,388
                                                                 ----------   ----------

                                     TOTAL LIABILITIES AND
                                      STOCKHOLDERS' EQUITY       $  116,554   $  113,911
                                                                 ==========   ==========

* Derived from audited financial statements

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                  Three Months Ended            Six Months Ended
                                      December 31,                December 31,
                               ----------------------       ----------------------
                                  1998        1997             1998       1997
                               ----------  ----------       ----------  ----------
                                    (In Thousands except per share data)
INTEREST INCOME
 Loans                         $    1,800  $    1,659       $    3,560  $    3,330
 Investments and deposits
  in other banks                      310         493              624         947
                               ----------  ----------       ----------  ----------

      TOTAL INTEREST INCOME         2,110       2,152            4,184       4,277
                               ----------  ----------       ----------  ----------
INTEREST EXPENSE
 Deposit accounts                   1,111       1,028            2,186       2,032
 Borrowings                             -           -                -           4
                               ----------  ----------       ----------  ----------

     TOTAL INTEREST EXPENSE         1,111       1,028            2,186       2,036
                               ----------  ----------       ----------  ----------

        NET INTEREST INCOME           999       1,124            1,998       2,241

PROVISION FOR LOAN LOSSES              24          18               58          41
                               ----------  ----------       ----------  ----------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           975       1,106            1,940       2,200
                               ----------  ----------       ----------  ----------
OTHER INCOME
 Transaction and other
  service fee income                   90          82              185         160
 Gain on sale of loans                 56          22              124          34
 Other income                          34          50               62         114
                               ----------  ----------       ----------  ----------
         TOTAL OTHER INCOME           180         154              371         308
                               ----------  ----------       ----------  ----------
OTHER EXPENSES
 Personnel costs                      453         406              857         788
 Occupancy                             48          33               91          69
 Equipment rental and
  maintenance                          55          50               96         102
 Marketing                             20          22               40          38
 Data processing and
  outside service fees                 92          77              169         153
 Federal and other
  insurance premiums                   22          21               44          44
 Supplies, telephone and
  postage                              39          35               68          65
 Other                                 97         103              179         179
                               ----------  ----------       ----------  ----------
       TOTAL OTHER EXPENSES           826         747            1,544       1,438
                               ----------  ----------       ----------  ----------

              INCOME BEFORE
         INCOME TAX EXPENSE           329         513              767       1,070

INCOME TAX EXPENSE                    118         183              277         385
                               ----------  ----------       ----------  ----------

                 NET INCOME    $      211  $      330       $      490  $      685
                               ==========  ==========       ==========  ==========

 NET INCOME PER COMMON SHARE
  Basic and diluted                  $.12        $.19             $.28        $.39
 Weighted average shares
  outstanding                   1,736,901   1,748,736        1,751,091   1,747,485

DIVIDEND PER COMMON SHARE            $.06        $.06             $.12        $.12

See accompanying notes

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                     Six Months Ended
                                                                       December 31,
                                                                 -------------------------
                                                                   1998             1997
                                                                 ---------       ---------
                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $     490       $     685
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                         89              88
   Amortization, net                                                     7             (27)
   Gain on sale of assets, net                                        (124)              -
   Origination of mortgage loans held for sale                      (6,219)         (1,992)
   Proceeds from sale of loans held for sale                         7,400           2,026
   Release of ESOP shares                                               40              60
   Amortization of stock awards under management
    recognition plan                                                    69               -
   Provision for loan losses                                            58              41
   Deferred compensation                                                25              30
   Change in assets and liabilities
    Decrease in accrued interest receivable                             42              65
    Increase in other assets                                          (231)           (369)
    Decrease in accrued interest payable                               (24)            (22)
    Increase (decrease) in accrued expenses and
     other liabilities                                                (520)             27
                                                                 ---------       ---------

                                          NET CASH PROVIDED BY
                                          OPERATING ACTIVITIES       1,102             612
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-earning
  balances in other banks                                              595             (56)
 Purchases of:
   Available for sale investment securities                         (4,529)         (8,990)
   Held to maturity investment securities                           (2,500)           (503)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                          4,000           9,486
   Held to maturity investment securities                            3,259             655
 Net increase in loans                                              (2,947)         (3,558)
 Purchase of property and equipment                                   (329)           (104)
                                                                 ---------       ---------

                                              NET CASH USED BY
                                          INVESTING ACTIVITIES      (2,451)         (3,070)
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand accounts                                     1,253           1,425
 Net increase in certificates of deposit                             4,972           1,884
 Decrease in borrowed funds                                         (3,200)           (500)
 Decrease in advance payments by borrowers for
  taxes and insurance                                                 (265)           (288)
 Cash dividends paid                                                  (211)           (209)
                                                                 ---------       ---------

                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES       2,549           2,312
                                                                 ---------       ---------

                                    NET INCREASE (DECREASE) IN
                                     CASH ON HAND AND IN BANKS       1,200            (146)

CASH ON HAND AND IN BANKS, BEGINNING                                   961           1,790
                                                                 ---------       ---------


                             CASH ON HAND AND IN BANKS, ENDING   $   2,161       $   1,644
                                                                 =========       =========

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Unearned shares in the management recognition plan had no dilutive effect for the three and six months ended December 31, 1998. No potentially dilutive securities were outstanding during the three and six months ended December 31, 1997.

NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended December 31, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $206,000 and $345,000, respectively. For the six months ended December 31, 1998 and 1997, total comprehensive income was $499,000 and $739,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

Consolidated total assets increased by $2.7 million during the six months ended December 31, 1998, from $113.9 million at June 30, 1998 to $116.6 million at December 31, 1998. The Company began the current fiscal year by using liquid assets to repay on July 3, 1998 borrowings of $3.2 million that had been outstanding as of the beginning of the quarter. The borrowings had been obtained during the prior quarter to provide funding for payment on June 18, 1998 of a special $6.00 per share return of capital dividend which aggregated $11.4 million. During the current six month period, total deposits grew by 6.7% from $93.4 million to $99.6 million, an increase of $6.2 million. Of this increase, $3.7 million was generated from the Bank's new full service branch that was opened on September 28, 1998 in Laurinburg, North Carolina.

During the six months, reductions of $595,000 and $763,000, respectively, in interest-bearing balances in other banks and investment securities held to maturity, together with the growth in deposits described above and the sale of $1.1 million of loans which were held for sale at June 30, 1998, provided funding to replenish the liquid assets used for the repayment of borrowings discussed above and for an increase of $2.9 million in loans receivable, which grew from $83.6 million at the beginning of the current six month period to $86.5 million at period end.

Total stockholders' equity was $15.8 million at December 31, 1998 as compared with $15.4 million at June 30, 1998, an increase of $397,000 which resulted principally from net income of $490,000 for the six months, while the regular quarterly dividends during the period aggregated $211,000 or $.12 per share. At December 31, 1998, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 1998 and 1997

Net Income. Net income for the quarter ended December 31, 1998 was $211,000, or $.12 per share, as compared with net income of $330,000, or $.19 per share, for the three months ended December 31, 1997, a decrease of $119,000 or $.07 per share. This decrease resulted principally from a reduction of $10.3 million in net interest earning assets arising from the payment on June 19, 1998 of a special dividend that aggregated $11.4 million. Based upon yields currently available on liquid assets, payment of the special dividend in June had the effect of reducing net interest income and income before income taxes during the three months ended December 31, 1998 by approximately $140,000, while reducing after tax net income by approximately $90,000. In addition, during the current quarter the Company incurred additional operating costs of approximately $46,000 and $23,000, respectively, relating to the opening of the new Laurinburg full service branch facility and the Company's Year 2000 compliance program.

Net Interest Income. Net interest income for the quarter ended December 31, 1998 was $1.0 million as compared with $1.1 million during the quarter ended December 31, 1997, a decrease of $125,000. The decrease resulted primarily from payment of the special dividend discussed under the caption "Net Income," offset somewhat by a larger concentration of interest earning assets in higher yielding loans during the current quarter.

Provision for Loan Losses. The provision for loan losses was $24,000 and $18,000 for the quarters ended December 31, 1998 and 1997, respectively. There were net loan charge-offs of $4,000 during the quarter ended December 31, 1998 as compared with net charge-offs of $17,000 during the quarter ended December 31, 1997. At December 31, 1998, nonaccrual loans aggregated $140,000, while the allowance for loan losses stood at $487,000.

Other Income. Other income was $180,000 for the quarter ended December 31, 1998 as compared with $154,000 for the quarter ended December 31, 1997, an increase of $26,000 resulting principally from an increase in gains from the sale of loans.

Other Expenses. Other expenses increased to $826,000 during the quarter ended December 31, 1998 as compared with $747,000 for the quarter ended December 31, 1997, an increase of $79,000. In addition to the cost increases described under the caption "Net Income," personnel costs increased by $35,000 as a result of costs attributable to awards previously granted under the Management Recognition Plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.9% and 35.7%, respectively, for the quarters ended December 31, 1998 and 1997.

Comparison of Results of Operations for the Six Months Ended December 31, 1998 and 1997

Net Income. Net income for the six months ended December 31, 1998 was $490,000, or $.28 per share, as compared with net income of $685,000, or $.39 per share, for the six months ended December 31, 1997, a decrease of $195,000 or $.11 per share. This decrease resulted principally from a reduction of $9.8 million in net interest earning assets arising from the payment on June 19, 1998 of a special dividend that aggregated $11.4 million. Based upon yields currently available on liquid assets, payment of the special dividend in June had the effect of reducing net interest income and income before income taxes during the six months ended December 31, 1998 by approximately $285,000, while reducing after tax net income by approximately $182,000. In addition, during the current six months the Company incurred additional operating costs of approximately $48,000 and $27,000, respectively, relating to the opening of the new Laurinburg full service branch facility and the Company's Year 2000 compliance program.

Net Interest Income. Net interest income for the six months ended December 31, 1998 was $2.0 million as compared with $2.2 million during the six months ended December 31, 1997, a decrease of $243,000. The decrease resulted primarily from payment of the special dividend discussed under the caption "Net Income," offset somewhat by a larger concentration of interest earning assets in higher yielding loans during the current quarter.

Provision for Loan Losses. The provision for loan losses was $58,000 and $41,000 for the six months ended December 31, 1998 and 1997, respectively. There were net loan charge-offs of $8,000 during the six months ended December 31, 1998 as compared with net charge-offs of $32,000 during the six months ended December 31, 1997. At December 31, 1998, nonaccrual loans aggregated $140,000, while the allowance for loan losses stood at $487,000.

Other Income. Other income was $371,000 for the six months ended December 31, 1998 as compared with $308,000 for the six months ended December 31, 1997, an increase of $63,000 resulting principally from an increase in gains from the sale of loans.

Other Expenses. Other expenses increased to $1.5 million during the six months ended December 31, 1998 as compared with $1.4 million for the six months ended December 31, 1997, an increase of $106,000. In addition to the cost increases described under the caption "Net Income," personnel costs increased by $69,000 as a result of costs attributable to awards previously granted under the Management Recognition Plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.1% and 36.0%, respectively, for the six months ended December 31, 1998 and 1997.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at December 31, 1998, as computed under North Carolina regulations, was approximately 22%. On a consolidated basis, liquid assets also represent approximately 22% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1998, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

YEAR 2000 COMPLIANCE ISSUES

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is planned for early 1999. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $308,000, including capital expenditures of approximately $225,000 and other expenses of approximately $83,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on November 18, 1998. Of 1,905,545 shares entitled to vote at the meeting, 1,571,968 shares voted. The following matters were voted on at the meeting:


                                                    Number of Votes
                                      -----------------------------------------
                                        For     Against    Withheld    Abstain
                                      -------  ---------  ----------  ---------
      1. Election of directors:
           J. Stanley Vetter          1,539,374       -      32,594          -
           John T. Page, Jr.          1,536,541       -      35,427          -
           Russell E. Bennett         1,542,114       -      29,854          -
           R. Larry Campbell          1,547,118       -      24,850          -
           Buena Vista Coggin         1,542,114       -      29,854          -
           Joe M. McLaurin            1,542,114       -      29,854          -
           W. Jesse Spencer           1,535,031       -      36,937          -
           E.E. Vuncannon, Jr.        1,536,341       -      35,627          -

                                                    Number of Votes
                                      -----------------------------------------
                                        For     Against    Non-Vote    Abstain
                                      -------  ---------  ----------  ---------


      2. Ratification of Dixon Odom
         PLLC to serve as independent
         auditor for the year ending
         June 30, 1999                1,554,456   3,422      14,090        -


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.


              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.



Date:   February 4, 1999      By: /s/ R. Larry Campbell
        ----------------          -----------------------
                                  R. Larry Campbell
                                  Chief Executive Officer


Date:   February 4, 1999      By: /s/ Winston G. Dwyer
        ----------------          -----------------------
                                  Winston G. Dwyer
                                  Chief Financial Officer