Form 10QSB
period 1999-03-31
CAROLINA FINCORP INC
filed 1999-05-11
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

    For the transition period ended ______________________________________


                    COMMISSION FILE NUMBER       000-21701
                                            ---------------------


                            CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                                       56-1978449
-----------------------------------------                -----------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No ___
                                                                       -

As of April 30, 1999, 1,905,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Statements of Financial Condition
               March 31, 1999 and June 30, 1998.......................     3

               Consolidated Statements of Operations
               Three and Nine Months Ended March 31, 1999 and 1998....     4

               Consolidated Statements of Cash Flows
               Nine Months Ended March 31, 1999 and 1998..............     5

               Notes to Consolidated Financial Statements.............     6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     7

PART II.  OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K..............    11

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS
-----------------------------


                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
================================================================================


                                                                                                  March 31,
                                                                                                    1999      June 30,
ASSETS                                                                                           (Unaudited)   1998 *
                                                                                                 -----------  ---------
                                                                                                     (In Thousands)
Cash on hand and in banks                                                                          $    716   $    961
Interest-bearing balances in other banks                                                              9,242      7,811
Investment securities available for sale, at fair value                                              10,272     10,295
Investment securities held to maturity, at amortized cost                                             7,328      5,670
Loans held for sale                                                                                       -      1,057
Loans receivable, net                                                                                85,871     83,623
Accrued interest receivable                                                                             636        583
Premises and equipment, net                                                                           2,370      2,076
Stock in the Federal Home Loan Bank, at cost                                                            735        735
Foreclosed real estate                                                                                   20         20
Other assets                                                                                          1,326      1,080
                                                                                                   --------   --------
                TOTAL ASSETS                                                                       $118,516   $113,911
                                                                                                   ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                                                  $101,399   $ 93,415
 Other borrowed funds                                                                                     -      3,200
 Accrued interest payable                                                                               130        152
 Advance payments by borrowers for property taxes
  and insurance                                                                                         272        419
 Accrued expenses and other liabilities                                                                 802      1,337
                                                                                                   --------   --------
              TOTAL LIABILITIES                                                                     102,603     98,523
                                                                                                   --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding                                                                       -          -
 Common stock, 20,000,000 shares authorized; 1,905,545 shares
   issued and outstanding                                                                             7,846      7,852
 ESOP loan receivable, unearned ESOP compensation and
   unvested restricted stock                                                                         (2,355)    (2,531)
 Retained earnings, substantially restricted                                                         10,426     10,042
 Unrealized holding gains (losses)                                                                       (4)        25
                                                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY                                                                      15,913     15,388
                                                                                                   --------   --------
            TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                                     $118,516   $113,911
                                                                                                   ========   ========

* Derived from audited financial statements

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three Months Ended       Nine Months Ended
                                                        March 31,                March 31,
                                                   --------------------    -----------------------
                                                      1999       1998         1999         1998
                                                   ----------  --------    -----------   ---------
                                                         (In Thousands except per share data)
INTEREST INCOME
 Loans                                              $1,768       $1,737        $5,328     $5,067
 Investments and deposits in other banks               343          412           967      1,359
                                                    ------       ------        ------     ------
        TOTAL INTEREST INCOME                        2,111        2,149         6,295      6,426
                                                    ------       ------        ------     ------
INTEREST EXPENSE
 Deposit accounts                                    1,098        1,017         3,284      3,049
 Borrowings                                              -            -             -          4
                                                    ------       ------        ------     ------

        TOTAL INTEREST EXPENSE                       1,098        1,017         3,284      3,053
                                                    ------       ------        ------     ------

            NET INTEREST INCOME                      1,013        1,132         3,011      3,373
PROVISION FOR LOAN LOSSES                               24           18            82         59
                                                    ------       ------        ------     ------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                        989        1,114         2,929      3,314
                                                    ------       ------        ------     ------
OTHER INCOME
 Transaction and other service fee income               80           84           265        244
 Gain on sale of loans                                  67           19           191         53
 Other                                                  34           31            96        145
                                                    ------       ------        ------     ------

            TOTAL OTHER INCOME                         181          134           552        442
                                                    ------       ------        ------     ------
OTHER EXPENSES
 Personnel costs                                       474          884         1,331      1,672
 Occupancy                                              43           36           134        105
 Equipment rental and maintenance                       54           44           150        146
 Marketing                                              21           15            61         53
 Data processing and outside service fees               99           78           268        231
 Federal and other insurance premiums                   22           23            66         67
 Supplies, telephone and postage                        35           35           103        100
 Other                                                 110           98           289        277
                                                    ------       ------        ------     ------

        TOTAL OTHER EXPENSES                           858        1,213         2,402      2,651
                                                    ------       ------        ------     ------

     INCOME BEFORE INCOME TAXES                        312           35         1,079      1,105

INCOME TAX EXPENSE                                     104           10           381        395
                                                    ------       ------        ------     ------

                    NET INCOME                      $  208       $   25        $  698     $  710
                                                    ======       ======        ======     ======

NET INCOME PER COMMON SHARE (Note B)
 BASIC AND DILUTED                                  $  .12       $  .01        $  .40     $  .40
                                                    ======       ======        ======     ======

DIVIDEND PER COMMON SHARE                           $  .06       $  .06        $  .18     $  .18
                                                    ======       ======        ======     ======

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                             March 31,
                                                                      ---------------------
                                                                         1999       1998
                                                                      ----------  ---------
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                            $    698   $    710
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                             141        129
   Amortization, net                                                         12        (68)
   Gain on sale of assets, net                                             (191)         -
   Origination of mortgage loans held for sale                          (10,581)    (3,331)
   Proceeds from sale of loans held for sale                             11,829      3,384
   Release of ESOP shares                                                    66         95
   Amortization of stock awards under management
    recognition plan                                                        103        474
   Provision for loan losses                                                 82         59
   Deferred income taxes                                                      -        (92)
   Deferred compensation                                                     28         65
   Change in assets and liabilities
    Increase in accrued interest receivable                                 (53)       (77)
    Increase other assets                                                  (384)      (195)
    Decrease in accrued interest payable                                    (22)       (10)
    Increase (decrease) in accrued expenses and other liabilities          (547)        67
                                                                       --------   --------

                                          NET CASH PROVIDED BY
                                           OPERATING ACTIVITIES           1,181      1,210
                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in interest-earning balances in other banks                (1,431)    (4,791)
 Purchases of:
   Available for sale investment securities                              (5,029)   (15,062)
   Held to maturity investment securities                                (5,002)      (503)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                               5,000     16,687
   Held to maturity investment securities                                 3,339      1,198
 Net increase in loans                                                   (2,330)    (4,895)
 Purchase of property and equipment                                        (297)      (110)
                                                                       --------   --------

                                              NET CASH USED BY
                                          INVESTING ACTIVITIES           (5,750)    (7,476)
                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand accounts                                          1,632      2,763
 Net increase in certificates of deposit                                  6,352      3,782
 Decrease in borrowed funds                                              (3,200)      (500)
 Decrease in advance payments by borrowers for taxes and insurance         (147)      (168)
 Cash dividends paid                                                       (313)      (317)
                                                                       --------   --------

                                          NET CASH PROVIDED BY
                                           FINANCING ACTIVITIES           4,324      5,560
                                                                       --------   --------

                                                    NET DECREASE IN
                                          CASH ON HAND AND IN BANKS        (245)      (706)

CASH ON HAND AND IN BANKS, BEGINNING                                        961      1,790
                                                                       --------   --------

                                   CASH ON HAND AND IN BANKS, ENDING   $    716   $  1,084
                                                                       ========   ========

See accompanying notes.

                    CAROLINA FINCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding were 1,721,789 and 1,735,684, respectively, for the three and nine months ended March 31, 1999, and 1,769,459 and 1,757,219, respectively, for the three and nine months ended March 31, 1998. The dilutive effect of unearned shares in the management recognition plan was negligible for the three and nine months ended March 31, 1999.

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $170,000 and $16,000, respectively. For the nine months ended March 31, 1999 and 1998, total comprehensive income was $669,000 and $778,000, respectively.

NOTE D - GRANT OF STOCK OPTIONS

On February 19, 1999, the Company granted to directors, officers and key employees options to purchase 138,857 shares of the Company's common stock at an exercise price of $7.75 per share. All options granted will be fully vested within three years of the grant date, and any unexercised options expire November 24, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

Consolidated total assets increased by $4.6 million during the nine months ended March 31, 1999, from $113.9 million at June 30, 1998 to $118.5 million at March 31, 1999. The Company began the current fiscal year by using liquid assets to repay on July 3, 1998 borrowings of $3.2 million that had been outstanding as of the beginning of the year. The borrowings had been obtained during the prior fiscal year to provide funding for payment on June 18, 1998 of a special $6.00 per share return of capital dividend which aggregated $11.4 million. During the current nine month period, total deposits grew by 8.5% from $93.4 million to $101.4 million, an increase of $8.0 million. Of this increase, $4.9 million was generated from the Bank's new full service branch that was opened on September 28, 1998 in Laurinburg, North Carolina.

During the nine months, in addition to the $8.0 million of deposit growth described above, the Company generated additional funds of $1.2 million from operations. After replenishment of the liquid assets used to repay borrowings early in the year, other funds generated have been deployed to increase interest-bearing bank balances and investment securities held to maturity by $1.4 million and $1.7 million, respectively, and to provide for an increase in loans receivable of $2.2 million, which grew from $83.6 million at the beginning of the current nine month period to $85.9 million at period end.

Total stockholders' equity was $15.9 million at March 31, 1999 as compared with $15.4 million at June 30, 1998, an increase of $525,000 which resulted principally from net income of $698,000 for the nine months, while the regular quarterly dividends during the period aggregated $313,000 or $.18 per share. At March 31, 1999, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income. Net income for the quarter ended March 31, 1999 was $208,000, or $.12 per share, as compared with net income of $25,000, or $.01 per share, for the three months ended March 31, 1998, an increase of $183,000 or $.11 per share. On January 23, 1998, the Company awarded grants of 54,045 shares of common stock under the Management Recognition Plan ("MRP") which was approved by the shareholders at the Annual Meeting held on November 25, 1997. The total value of shares granted was $986,000, of which $440,000 was earned by recipients, and therefore included in compensation expense immediately upon the date of grant. The balance of the value of the shares granted is being included ratably in compensation expense over four years. Net of applicable income taxes, the additional $440,000 of MRP expense recognized during the quarter ended March 31, 1998 reduced net income for that quarter by approximately $275,000. Net income for the quarter ended March 31, 1999 was affected by a lower level of net earnings assets as a result of the one-time special cash dividend of $11.4 million ($6.00 per share) paid on June 18, 1998 and additional operating expenses related to the full service branch office opened on September 28, 1999 in Laurinburg, North Carolina.

Net Interest Income. Net interest income for the quarter ended March 31, 1999 was $1.0 million as compared with $1.1 million during the quarter ended March 31, 1998, a decrease of $119,000. The decrease resulted primarily from payment of the special dividend discussed under the caption "Net Income," offset somewhat by a larger concentration of interest earning assets in higher yielding loans during the current quarter.

Provision for Loan Losses. The provision for loan losses was $24,000 and $18,000 for the quarters ended March 31, 1999 and 1998, respectively. There were net loan charge-offs of $10,000 during the quarter ended March 31, 1999 as compared with net charge-offs of $15,000 during the quarter ended March 31, 1998. At March 31, 1999, nonaccrual loans aggregated $223,000, while the allowance for loan losses stood at $501,000.

Other Income. Other income was $181,000 for the quarter ended March 31, 1999 as compared with $134,000 for the quarter ended March 31, 1998, an increase of $47,000 resulting principally from an increase in gains from the sale of loans.

Other Expenses. Other expenses decreased to $858,000 during the quarter ended March 31, 1999 as compared with $1.2 million for the quarter ended March 31, 1998, a decrease of $355,000. Substantially all of this decrease relates to personnel costs which declined by $410,000. As explained under the caption "Net Income", this decrease in personnel costs is attributable to the significant reduction in costs recorded during the current quarter for awards granted during the prior year quarter under the Management Recognition Plan. Other components of this expense category have risen during the current quarter principally as a result of the opening of the Bank's new full service branch facility in Laurinburg and because of costs associated with the Company's Year 2000 compliance plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.3% and 28.6% for the three months ended March 31, 1999 and 1998, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income. Net income for the nine months ended March 31, 1999 was $698,000, or $.40 per share, as compared with net income of $710,000, also $.40 per share, for the nine months ended March 31, 1998, a decrease of $12,000. A decrease in net interest income of $362,000 for the current nine month period was offset by a decrease of $249,000 in non-interest expenses and an increase of $110,000 in non-interest income, while reducing after tax net income by approximately $182,000. In addition, during the current nine months the Company incurred additional operating costs of approximately $48,000 and $27,000, respectively, relating to the opening of the new Laurinburg full service branch facility and the Company's Year 2000 compliance program.

Net Interest Income. Net interest income was $3.0 million for the nine months ended March 31, 1999 as compared with $3.4 million during the first nine months of the previous fiscal year, a decrease of $362,000. This decrease resulted principally from a reduction of $10.1 million in average net interest earning assets arising from the payment on June 18, 1998 of a special dividend that aggregated $11.4 million. Based upon yields currently available on liquid assets, payment of the special dividend in June had the effect of reducing net interest income for the nine months ended March 31, 1999 by approximately $375,000.

Provision for Loan Losses. The provision for loan losses was $82,000 and $59,000 for the nine months ended March 31, 1999 and 1998, respectively. There were net loan charge-offs of $18,000 during the nine months ended March 31, 1999 as compared with net charge-offs of $47,000 during the nine months ended March 31, 1998. At March 31, 1999, nonaccrual loans aggregated $223,000, while the allowance for loan losses stood at $501,000.

Other Income. Other income was $552,000 for the nine months ended March 31, 1999 as compared with $442,000 for the nine months ended March 31, 1998, an increase of $110,000 resulting principally from an increase in gains from the sale of loans.

Other Expenses. Other expenses declined to $2.4 million during the nine months ended March 31, 1999 as compared with $2.7 million for the nine months ended March 31, 1998, an decrease of $249,000. This decrease relates to personnel costs which declined by $341,000 as a result of the significant reduction in costs recorded during the current nine month period for awards granted during the prior year under the Management Recognition Plan. Other components of this expense category have risen during the current nine month period principally as a result of the opening of the Bank's new full service branch facility in Laurinburg and because of costs associated with the Company's Year 2000 compliance plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.3% and 35.7%, respectively, for the nine months ended March 31, 1999 and 1998.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at March 31, 1999, as computed under North Carolina regulations, was approximately 22.5%. On a consolidated basis, liquid assets also represent approximately 23.3% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1999, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

YEAR 2000 COMPLIANCE ISSUES

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1998, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is planned for early 1999. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $313,000, including capital expenditures of approximately $225,000 and other expenses of approximately $88,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27) Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CAROLINA FINCORP, INC.


Date:  May 4, 1999                      By: /s/ R. Larry Campbell
                                            ------------------------------------
                                            R. Larry Campbell
                                            Chief Executive Officer



Date:  May 4, 1999                      By: /s/ Winston G. Dwyer
                                            ------------------------------------
                                            Winston G. Dwyer
                                            Chief Financial Officer