Form 10KSB
period 1999-06-30
CAROLINA FINCORP INC
filed 1999-09-23
CIK 1017232

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended         June 30, 1999
                                         ----------------------

                     Commission file number     000-21701
                                           --------------

                            CAROLINA FINCORP, INC.
                (Name of small business issuer in its charter)

              North Carolina                           56-1978449
      -------------------------------                 -------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

         115 South Lawrence Street
        Rockingham, North Carolina                     27380-1597
        -----------------------------                 ------------
  (Address of principal executive offices)             (Zip Code)

                                (910) 997-6245
                          ---------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Common Stock, no par value                 Nasdaq SmallCap Market
----------------------------------   -------------------------------------------
(Title of class)                     (Name of each exchange on which registered)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No ____
     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                  [X]

State issuer's revenues for its most recent fiscal year $9,156,438

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $13,844,678 (based on the price at which the stock was sold on September 7, 1999).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, no par value                      1,871,545
     --------------------------          ----------------------------------
              (Class)                    (Outstanding at September 7, 1999)


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 1999 (the "1999 Annual Report"), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format (Check one):  Yes __  No  X
                                                                            ---
================================================================================

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

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 115 South Lawrence Street, Rockingham, North Carolina. The Company's activities consist of holding the indebtedness outstanding from the Richmond Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP"), investing any remaining proceeds of the Conversion which were retained at the holding company level, and owning the Bank. The Company's principal sources of income are interest payments received from the ESOP with respect to the ESOP loan and dividends paid by the Bank to the Company, if any.

     The Bank was organized in 1906, and has been a member of the Federal Home Loan Bank (the "FHLB") system and its deposits have been federally insured since 1957. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

     The Bank conducts business through two full service offices in Rockingham and three full services offices in Southern Pines, Ellerbe, and Laurinburg, North Carolina. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval. The Bank's primary market area consists of Richmond, Moore and Scotland counties in North Carolina. At June 30, 1999, the Company had total assets of $119.2 million, net loans of $89.3 million, deposits of $10.2 million, investment securities of $17.4 million and stockholders' equity of $15.8 million.

     At June 30, 1999, the Company and the Bank had a total of 46 full-time employees and 2 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, lending funds to the ESOP, and investing its portion of the net proceeds received in the Conversion. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes home equity loans and loans secured by multi-family and commercial properties, construction loans, home improvement loans, savings accounts loans and various types of consumer loans. Over 88.6% of the Bank's loan portfolio, before net items, is secured by real estate.

On June 30, 1999, the Bank's largest single outstanding loan had a balance of approximately $1.5 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. Adjustable rate loans are generally originated with the intention that they be held in the Bank's portfolio. Fixed rate one-to-four family residential loans are generally originated in conformity with secondary market purchase requirements and sold in the secondary market. During fiscal 1999, 1998, and 1997, the Bank sold $13.1 million, $6.4 million, and $1.0 million, respectively, of fixed rate loans in order to better manage its interest rate risk.

     The Bank's net loan portfolio totaled approximately $89.3 million at June 30, 1999 representing 74.9% of the Bank's total assets at such date. At June 30, 1999, 63.0% of the Bank's loan portfolio, before net items, was composed of one-to-four family residential mortgage loans. Home equity and home improvement loans represented 11.7% of the Bank's loan portfolio, before net items, and multi-family residential and commercial and construction loans represented 14.1% of the Bank's loan portfolio, before net items, on such date. As of June 30, 1999, 70.4% of the loans in the Bank's loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 2000, consist of fixed rate real estate loans of $16.4 million, adjustable rate real estate loans of $35.7 million, other fixed rate loans of $9.0 million and other adjustable rate loans of $234,000. See Note C - Loans Receivable to the Financial Statements Contained in the 1999 Annual Report.

Investment Securities

     Interest and dividend income from other investment securities provide the second largest source of income to the Bank after distribution from the Bank. Interest and dividend income from investment securities also generally provide the second largest source of income to the Company after interest on loans. In addition, the Company and the Bank receive interest income from deposits in other financial institutions. At June 30, 1999, the Company and Bank's investment securities portfolio totaled approximately $25.2 million and consisted of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, stock of the FHLB of Atlanta, and investments in corporate debt securities of large financial institutions.

     Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B - Investment Securities to the Financial Statements Contained in the 1999 Annual Report.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1999, the Bank's investment in stock of the FHLB of Atlanta was $727,000.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of the Bank - Liquidity." The Bank is also permitted to make certain other securities investments.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, demand deposit accounts, negotiable order of withdrawal accounts, individual retirement accounts, and fixed rate certificates with varying maturities. At June 30, 1999, 11.1% of the Bank's deposits consisted of passbook and statement savings accounts, 12.8% consisted of interest-bearing transaction accounts and 3.0% consisted of noninterest-bearing transaction accounts. Although the vast majority of the Bank's deposits are authentic deposit accounts, management of the Bank believes that it has been successful in maintaining a high percentage of demand deposit and transaction accounts which are generally considered to be less interest rate sensitive than certificated accounts. This is consistent with the Bank's asset/liability management strategies. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. See Note G - Deposit Accounts to the Financial Statements contained in the 1999 Annual Report.

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

     Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. Although it has not done so in several years, the Bank may obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. As of June 30, 1999, the Bank had no outstanding advances from the FHLB of Atlanta. See Note F B Advances from Federal Home Loan Bank and Other Borrowed Funds contained in the 1999 Annual Report.

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

Market Area

     The Bank's primary market area consists of Richmond, Moore and Scotland Counties in North Carolina. Richmond County, which contains Rockingham, is located in south central North Carolina near the North Carolina-South Carolina boundary, and is the home of the North Carolina Motor Speedway, location of two Winston-Cup stock car races annually. Moore County, which is immediately north of Richmond County, is the home of several retirement communities and golf resorts, including Pinehurst and Southern Pines. Scotland County, which includes Laurinburg, is located east of Richmond County. Richmond and Scotland Counties have experienced relatively slow growth during the last five (5) years. Moore County, which includes the resort and retirement communities of Pinehurst and Southern

Pines, has experienced greater growth. The economy of the Bank's primary market area is largely rural, with employment diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major area employers include UCO Fabrics, Burlington Industries, Sara Lee Hosiery, Perdue Farms, Inc., Richmond Memorial Hospital, FirstHealth Moore Regional Hospital, Gullistan Carpets, Resorts of Pinehurst, Campbell Soup Company, WestPoint Stevens, Abbott Laboratories and LOF Glass.

Subsidiaries

     The Bank is the only subsidiary of the Company. As a North Carolina chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in a service corporation which would cause the Bank to exceed an investment of 100% of its Tier One Capital must receive prior approval of the FDIC.

     The Bank has one wholly-owned subsidiary, Richmond Investment Services, Inc., a North Carolina corporation ("R.I.S."). R.I.S. acts as an agent in the sale of annuities, Medicare and Medicaid supplements, and major medical and life insurance policies, and it provides certain investment brokerage services through UVEST Investment Services. In addition, R.I.S. owns certain real property. Regulations of the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator") and the FDIC place limitations upon the activities of subsidiaries of North Carolina-chartered savings banks. The total assets of R.I.S. at June 30, 1999 were $227,000, and the net income for that subsidiary for the year ended June 30, 1999 was $24,000.

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

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

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

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company
(i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

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

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for losses to affiliates; (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the Bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits for most savings institutions and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest of the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups B well capitalized, adequately capitalized or undercapitalized B using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

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

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $519,000 one-time charge of the Bank, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies. Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or" substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating. The composite ratings are "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the Bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1999, the Bank had a leverage ratio of 12.7%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings institutions may make loans-to-one-borrower, for any purpose, in an amount up to $500,000. A savings institution is also authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the laws comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $1.5 million. These loans were performing in accordance with their original terms as of June 30, 1999. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. See "--Prompt Corrective Regulatory Action." As of June 30, 1999, the Bank was considered "well capitalized" and, thus, was not subject to the limitations on rates payable on its deposits.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1999, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $727,000.

     Each FHLB is required to contribute a portion of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     Federal Reserve System. Regulation D, promulgated by the Federal Reserve, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1999, a depository institution must maintain average daily reserves equal to 3% of the first $47.8 million of net transaction accounts, plus 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 21.0%.

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. The Bank is considered to be "well capitalized" under the rules set forth above.

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

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States could choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permitted these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting branching transactions prior to June 1, 1997, and did not adopt legislation electing to deny interstate branching.

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

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on an alternating basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans without the prior approval of the Administrator. In addition to such to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits;
(iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The following table sets forth the location of the Bank=s headquarters in Rockingham, North Carolina, its four full-service branch offices and two vacant lots owned by the Bank as well as certain other information relating to these offices and vacant lots as of June 30, 1999:

                                    Net Book Value
                                    of Property and
                                    Improvements        Own or Lease     Lease Expiration Date
                                    ------------        ------------     ---------------------
Headquarters Office:
 115 South Lawrence Street
 Rockingham, NC                     $203,028            Owned                  N/A

Full-Service Branch Offices:
 Rockingham Road Office
 1222 Rockingham Road
 Rockingham, NC                     $484,594            Owned                  N/A

 Southern Pines Office
 495 Pinehurst Avenue
 Southern Pines, NC                 $685,128            Owned                  N/A

 Ellerbe Office
 115 West Sunset Avenue
 Ellerbe, NC                        $328,209            Owned                  N/A

Laurinburg Office
103 McRae Street
Laurinburg, NC                          -               Leased*        Month to Month basis

Vacant Lots:

 **Corner of Highway 5 and
        Trotter Drive
        Pinehurst, NC                $207,000           Owned                 N/A

***410 South Main Street
      Laurinburg, NC                 $ 89,500           Owned                 N/A

*The Bank has leased the Laurinburg office property for a two year term with an option for renewal for two additional terms of three years each. The rent due during the initial term is $1,050 per month, which shall increase if the Bank exercises its renewal option.

**The Pinehurst lot is owned by the Bank. The Bank is pursuing a proposal to construct a branch facility on the property. The Bank currently estimates the cost of development to be $approximately $397,000.

***The Laurinburg lot is owned by Richmond Investment Services, Inc., a wholly owned subsidiary of the Bank, and it may be purchased by the Bank in the future. This lot is being held by the Bank as a possible future branch location.

     In addition to the foregoing, the Bank is leasing a small tract of real property (approximately 5,000 square feet) located on South Main Street in Laurinburg, N.C. for a remote ATM location pursuant to a sublease which expires on March, 2001.

     The Bank's management considers each of these properties to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment at June 30, 1999 was $620,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1999, the Bank owned real estate acquired in settlement of loans with a carrying value of approximately $20,000.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 41 of the Company's 1999 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 12 in the Company's 1999 Annual Report, which section is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 14 through 40 in the Company's 1999 Annual Report are incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on pages 10 and "- Executive Compensation" on pages 11 through 18 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned Security Ownership of Certain Beneficial Owners on pages 4 through 7 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See also the section captioned "Certain Indebtedness and Transactions of Management" on page 18 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

  (3)(i)  Articles of Incorporation, incorporated herein by reference to Exhibit
          3.1 to the Registration Statement on Form S-1, Registration No. 333-6855, dated July 26, 1996 and amended on September 10, 1996.

  (3)(ii) Amended and Restated Bylaws.

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

  10(e)   Management Recognition Plan of Richmond Savings Bank, Inc., SSB.

  10(f)   Stock Option Plan of Carolina Fincorp, Inc.

  (11)    Statement Regarding Computation of Per Share Earnings

  (13)    Select Portions of 1999 Annual Report to Stockholders

  (21) See ITEM 1. - "DESCRIPTION OF BUSINESS --Subsidiaries." for discussion of subsidiaries

  (23)    Consent of Independent Certified Public Accountant

  (27)    Financial Data Schedule

Reports on Form 8-K

     On April 9, 1999, the Company filed a report on Form 8-K announcing the Board of Directors' adoption of the Company's stock repurchase plan and describing the terms thereof. Under the plan, management will be able to repurchase up to five percent of the outstanding shares of Common Stock as of the report date in accordance with certain limitations. The Company filed no other reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999. However, the Company filed a report on Form 8-K on July 9, 1999 setting forth the recently adopted amendment of the Company's Bylaws regarding the procedure for allowing shareholders to submit nominations for members of the Board of Directors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAROLINA FINCORP, INC.

Date: September 23, 1999         By:  /s/ R. Larry Campbell
                                      --------------------------------------
                                      R. Larry Campbell
                                      President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                  Title                     Date
---------                                  -----                     ----

/s/ R. Larry Campbell          President, Chief Executive     September 23, 1999
----------------------------
R. Larry Campbell              Officer and Director

/s/ John W. Bullard            Executive Vice-President       September 23 1999
----------------------------
John W. Bullard                and Chief Operations Officer

/s/ Winston G. Dwyer           Treasurer and Chief Financial  September 23 1999
----------------------------
Winston G. Dwyer               Officer

/s/ J. Stanley Vetter          Chairman of the Board of       September 23, 1999
----------------------------
J. Stanley Vetter              Directors

/s/ John T. Page, Jr.          Vice Chairman of the           September 23, 1999
----------------------------
John T. Page, Jr.              Board of Directors

/s/ Russell E. Bennett, Jr.    Director                       September 23, 1999
----------------------------
Russell E. Bennett, Jr.

/s/ Buena Vista Coggin         Director                       September 23, 1999
----------------------------
Buena Vista Coggin

/s/ Joe M. McLaurin            Director                       September 23, 1999
----------------------------
Joe M. McLaurin

/s/ W. Jessee Spencer          Director                       September 23, 1999
----------------------------
W. Jesse Spencer

/s/ E.E. Vuncannon, Jr.        Director                       September 23, 1999
----------------------------
E.E. Vuncannon, Jr.