Form 10QSB
period 1999-09-30
CAROLINA FINCORP INC
filed 1999-11-15
CIK 1017232

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999


                    [ ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

     For the transition period ended ____________________________


                  Commission File Number       000-21701
                                            ---------------------


                            CAROLINA FINCORP, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            North Carolina                              56-1978449
      -----------------------------            --------------------------
            (State or other jurisdiction of         (IRS Employer
            incorporation or organization)        Identification Number)


                 115 SOUTH LAWRENCE STREET, ROCKINGHAM, NC 28380
      -------------------------------------------------------------------
                    (Address of principal executive office)


                                (910) 997-6245
      -------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of November 1, 1999, 1,871,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                     Page No.
                                                                     --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              September 30, 1999 and June 30, 1999...............        3

              Consolidated Statements of Operations
              Three Months Ended September 30, 1999 and 1998.....        4

              Consolidated Statements of Cash Flows
              Three Months Ended September 30, 1999 and 1998.....        5

              Notes to Consolidated Financial Statements.........        6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........        7

Part II. Other Information

              Item 6.  Exhibits and Reports on Form 8-K..........       10

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                    Carolina Fincorp, Inc. and Subsidiaries
                Consolidated Statements of Financial Condition
================================================================================


                                                      September 30,
                                                           1999        June 30,
ASSETS                                                 (Unaudited)      1999 *
                                                      --------------  ---------
                                                              (In Thousands)

Cash on hand and in banks                                  $    805   $    565
Interest-bearing balances in other banks                      6,073      7,118
Investment securities available for sale, at fair
 value                                                        9,297     10,678
Investment securities held to maturity, at
 amortized cost                                               6,134      6,697
Loans held for sale                                               -        106
Loans receivable, net                                        92,754     89,308
Accrued interest receivable                                     616        588
Premises and equipment, net                                   2,317      2,329
Stock in the Federal Home Loan Bank, at cost                    727        727
Foreclosed real estate                                           18         20
Other assets                                                  1,261      1,063
                                                           --------   --------
                                          TOTAL ASSETS     $120,002   $119,199
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                          $102,717   $101,998
 Accrued interest payable                                       113        133
 Advance payments by borrowers for property taxes
  and insurance                                                 335        407
 Accrued expenses and other liabilities                         876        905
                                                           --------   --------
                                     TOTAL LIABILITIES      104,041    103,443
                                                           --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                    -          -
 Common stock, 20,000,000 shares authorized;
  1,871,545 shares issued and outstanding                     7,661      7,669
 Unearned compensation                                       (2,164)    (2,236)
 Retained earnings, substantially restricted                 10,529     10,372
 Accumulated other comprehensive income (loss)                  (65)       (49)
                                                           --------   --------
   TOTAL STOCKHOLDERS' EQUITY                                15,961     15,756
                                                           --------   --------
                                 TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY     $120,002   $119,199
                                                           ========   ========
* Derived from audited financial statements



See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)

================================================================================
                                                           Three Months Ended
                                                               September 30,
                                                           ------------------
                                                             1999     1998
                                                           --------  --------
                                                           (In Thousands except
                                                              per share data)

INTEREST INCOME
 Loans                                                     $  1,827   $1,760
 Investments and deposits in other banks                        346      314
                                                           --------   ------

                                 TOTAL INTEREST INCOME        2,173    2,074
                                                           --------   ------

INTEREST EXPENSE
 Deposit accounts                                             1,103    1,075
                                                           --------   ------

                                   NET INTEREST INCOME        1,070      999

PROVISION FOR LOAN LOSSES                                        27       34
                                                           --------   ------

                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES        1,043      965
                                                           --------   ------

OTHER INCOME
 Transaction and other service fee income                       113       95
 Gain on sale of loans                                           33       68
 Other                                                           73       28
                                                           --------   ------

                                    TOTAL OTHER INCOME          219      191
                                                           --------   ------

OTHER EXPENSES
 Personnel costs                                                440      404
 Occupancy                                                       43       43
 Equipment rental and maintenance                                61       41
 Marketing                                                       36       20
 Data processing and outside service fees                        89       77
 Federal and other insurance premiums                            23       22
 Supplies, telephone and postage                                 30       29
 Other                                                          130       82
                                                           --------   ------

                                  TOTAL OTHER EXPENSES          852      718
                                                           --------   ------

                            INCOME BEFORE INCOME TAXES          410      438

INCOME TAX EXPENSE                                              152      159
                                                           --------   ------

                                     NET INCOME              $  258   $  279
                                                           ========   ======

NET INCOME PER COMMON SHARE (Note B)
 BASIC AND DILUTED                                             $.15     $.16
                                                           ========   ======

DIVIDEND PER COMMON SHARE                                      $.06     $.06
                                                           ========   ======


See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                            Three Months Ended
                                                              September 30,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $    258   $    279
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                  49         39
   Amortization, net                                            (15)         1
   Gain on sale of assets, net                                  (18)         -
   Decrease in loans held for sale                              106      1,057
   Release of ESOP shares                                        30         17
   Amortization of stock awards under management
    recognition plan                                             34         34
   Provision for loan losses                                     34         34
   Deferred income taxes                                        (21)         -
   Deferred compensation                                          2         13
   Change in assets and liabilities
    Increase in accrued interest receivable                     (28)       (71)
    (Increase) decrease in other assets                        (177)       125
    Decrease in accrued interest payable                        (20)       (12)
    Decrease in accrued expenses and other liabilities          (25)      (320)
                                                           --------   --------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES        209      1,196
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
   Available for sale investment securities                  (1,152)         -
   Held to maturity investment securities                         -     (1,000)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                   2,525      1,000
   Held to maturity investment securities                       562      1,070
 Net increase in loans                                       (3,495)    (4,077)
 Proceeds from sale of foreclosed real estate                    35          -
 Purchase of property and equipment                             (37)       (95)
                                                           --------   --------

                                        NET CASH USED BY
                                    INVESTING ACTIVITIES     (1,562)    (3,102)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                   1,026       (296)
 Net increase (decrease) in certificates of deposit            (307)       732
 Decrease in borrowed funds                                       -     (3,200)
 Decrease in advance payments by borrowers for taxes and
  insurance                                                     (72)      (112)
 Cash dividends paid                                            (99)      (107)
                                                           --------   --------

                             NET CASH PROVIDED (USED) BY
                                    FINANCING ACTIVITIES        548     (2,983)
                                                           --------   --------

                                    NET DECREASE IN CASH
                                    AND CASH EQUIVALENTS       (805)    (4,889)


CASH AND CASH EQUIVALENTS, BEGINNING                          7,683      8,772
                                                           --------   --------

                       CASH AND CASH EQUIVALENTS, ENDING   $  6,878   $  3,883
                                                           ========   ========

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding for basic net income per share were 1,695,228 and 1,762,201, respectively, for the three months ended September 30, 1999 and 1998. The dilutive effect of outstanding common stock options and unearned shares in the management recognition plan was negligible for the three months ended September 30, 1999 and 1998.

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $240,000 and $293,000, respectively.

NOTE D - PENDING ACQUISITION OF THE COMPANY

On October 16, 1999, the Company's Board of Directors executed a definitive agreement for the Company to be acquired by FNB Corp., the holding company for First National Bank and Trust Company of Asheboro, North Carolina ("First National"). The terms of this agreement provide that FNB Corp. will issue .79 shares of its common stock for each share of the Company's common stock. This business combination, which is expected to be accounted for as a pooling of interests, is expected to result in an institution with combined assets of approximately $500 million and a market capitalization in excess of $100 million. First National operates twelve offices in Randolph, Chatham and Montgomery counties in North Carolina.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

Consolidated total assets increased by $803,000 during the three months ended September 30, 1999, from $119.2 million at June 30, 1999 to $120 million at September 30, 1999. During the quarter, the Company generated strong loan growth, as net loans receivable increased by $3.4 million to $92.8 million. This loan growth was partially funded by an increase of $719,000 in customer deposit accounts, with the balance of the funding provided from liquid assets. The overall increase in customer deposits during the quarter resulted from an increase of $1 million in demand deposits. In the aggregate, liquid assets decreased from $25.1 million at June 30, 1999 to $22.3 million at September 30, 1999.

Total stockholders' equity was $16 million at September 30, 1999 as compared with $15.8 million at June 30, 1999, an increase of $205,000 which resulted principally from net income of $258,000 for the three months, while the regular quarterly dividend during the period aggregated $99,000 or $.06 per share. At September 30, 1999, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three months ended September 30, 1999 and 1998

Net Income. Net income for the quarter ended September 30, 1999 was $258,000, or $.15 per share, as compared with net income of $279,000, or $.16 per share, for the three months ended September 30, 1998, a decrease of $21,000 or $.01 per
share.   The Company's full service branch in Laurinburg, North Carolina opened on September 28, 1998, and was therefore fully operational during the current quarter while open for only three days during the corresponding quarter of 1998. On a comparative basis, this new branch contributed to higher levels of both income and operating expenses during the quarter ended September 30, 1999 as compared with the quarter ended September 30, 1998. Increases in net interest income and non-interest income for the quarter ended September 30, 1999 of $71,000 and $28,000 were more than offset by an increase of $134,000 in non-interest expenses.

Net Interest Income. Net interest income for the quarter ended September 30, 1999 was $1.1 million as compared with $1.0 million during the quarter ended September 30, 1998, an increase of $71,000 that resulted principally from an increased level of interest earning assets during the current quarter. Average interest earning assets were approximately $8.1 million higher during the quarter ended September 30, 1999 as compared with the quarter ended September 30, 1998.

Provision for Loan Losses. The provision for loan losses was $27,000 and $34,000 for the quarters ended September 30, 1999 and 1998, respectively. There were net loan charge-offs of $6,000 during the quarter ended September 30, 1999 as compared with net charge-offs of $4,000 during the quarter ended September, 1998. At September 30, 1999, nonaccrual loans aggregated $534,000, while the allowance for loan losses stood at $538,000.

Other Income. Other income was $219,000 for the quarter ended September 30, 1999 as compared with $191,000 for the quarter ended September 30, 1998, an increase of $28,000. This increase resulted principally from increases of $18,000 and $45,000, respectively, in transaction and service fee income and other income, offsetting a decrease of $35,000 in gains from the sale of loans. Included in other income during the current quarter was a gain of $18,000 from the sale of foreclosed real estate.

Other Expenses. Other expenses increased to $852,000 during the quarter ended September 30, 1999 as compared with $718,000 for the quarter ended September 30, 1999, an increase of $134,000. Factors contributing to this increase include (1) operating costs during the current quarter of the Laurinburg full service branch office that was open for only three days during the quarter ended September 30, 1998, (2) equipment, data processing and related costs resulting both from growth and from Year 2000 systems upgrades, and (3) normal inflationary cost increases. In addition, during the quarter ended September 30, 1999, the Company incurred unanticipated expenses of approximately $25,000 in connection with the upcoming annual shareholders' meeting.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.1% and 36.3% for the three months ended September 30, 1999 and 1998, respectively.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at September 30, 1999, as computed under North Carolina regulations, was approximately 18.6%. On a consolidated basis, liquid assets also represent approximately 18.6% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1999, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Year 2000 Compliance Issues

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1998, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness," to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities was completed in early 1999. The Company has also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $313,000, including capital expenditures of approximately $225,000 and other expenses of approximately $88,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              (2) Agreement and Plan of Merger by and between FNB Corp. and
                  Carolina Fincorp, Inc. dated October 16, 1999

              (10) Option Agreement between FNB Corp. and Carolina Fincorp, Inc.
                   dated October 16, 1999

              (27) Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.


Date:  November 5, 1999       By:  /s/ R. Larry Campbell
                                   -------------------------------
                                   R. Larry Campbell
                                   Chief Executive Officer



Date:  November 5, 1999       By:  /s/ Winston G. Dwyer
                                   -------------------------------
                                   Winston G. Dwyer
                                   Chief Financial Officer