Form 10QSB
period 1999-12-31
CAROLINA FINCORP INC
filed 2000-02-14
CIK 1017232

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999


                    [_]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                     --------------------------------------


                  Commission File Number       000-21701
                                            ---------------------


                            CAROLINA FINCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            North Carolina                              56-1978449
-------------------------------------        ------------------------------
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

As of February 1, 2000, 1,871,545 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.


                                                                                                 Page No.
                                                                                                 --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
            Consolidated Statements of Financial Condition
            December 31, 1999 and June 30, 1999..................................................   3

            Consolidated Statements of Operations
            Three and Six Months Ended December 31, 1999 and 1998................................   4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1999 and 1998..........................................   5

            Notes to Consolidated Financial Statements...........................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................   7

Part II. Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders.........................  11

            Item 6.  Exhibits and Reports on Form 8-K............................................  11

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                     Carolina Fincorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                                         1999             June 30,
ASSETS                                                                                (Unaudited)          1999 *
                                                                                    --------------    --------------
                                                                                            (In Thousands)
Cash on hand and in banks                                                           $       3,407     $         565
Interest-bearing balances in other banks                                                    3,115             7,118
Investment securities available for sale, at fair value                                     7,142            10,678
Investment securities held to maturity, at amortized cost                                   6,085             6,697
Loans held for sale                                                                             -               106
Loans receivable, net                                                                      95,267            89,308
Accrued interest receivable                                                                   534               588
Premises and equipment, net                                                                 2,255             2,329
Stock in the Federal Home Loan Bank, at cost                                                  727               727
Foreclosed real estate                                                                        308                20
Other assets                                                                                1,229             1,063
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     120,069     $     119,199
                                                                                    =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposit accounts                                                                 $     102,917     $     101,998
   Accrued interest payable                                                                   101               133
   Advance payments by borrowers for property taxes
    and insurance                                                                             196               407
   Accrued expenses and other liabilities                                                     717               905
                                                                                    -------------     -------------
                                                               TOTAL LIABILITIES          103,931           103,443
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares authorized,
    no shares issued and outstanding                                                            -                 -
   Common stock,  20,000,000 shares authorized;  1,871,545 shares
    issued and outstanding                                                                  7,653             7,669
   Unearned compensation                                                                   (2,092)           (2,236)
   Retained earnings, substantially restricted                                             10,646            10,372
   Accumulated other comprehensive income (loss)                                              (69)              (49)
                                                                                    -------------     -------------

      TOTAL STOCKHOLDERS' EQUITY                                                           16,138            15,756
                                                                                    -------------     -------------
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     120,069     $     119,199
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                     Carolina Fincorp, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended                      Six Months Ended
                                                                        December 31,                           December 31,
                                                             ---------------------------------      -----------------------
                                                                   1999              1998               1999               1998
                                                             --------------    --------------      --------------     ---------
                                                                              (In Thousands except per share data)
INTEREST INCOME
   Loans                                                     $        1,924    $        1,800     $        3,751     $        3,560
   Investments and deposits in other banks                              300               310                646                624
                                                             --------------    --------------     --------------     --------------

                                     TOTAL INTEREST INCOME            2,224             2,110              4,397              4,184
                                                             --------------    --------------     --------------     --------------

INTEREST EXPENSE
   Deposit accounts                                                   1,108             1,111              2,211              2,186
                                                             --------------    --------------     --------------     --------------

                                       NET INTEREST INCOME            1,116               999              2,186              1,998

PROVISION FOR LOAN LOSSES                                                27                24                 54                 58
                                                             --------------    --------------     --------------     --------------

                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN LOSSES            1,089               975              2,132              1,940
                                                             --------------    --------------     --------------     --------------

NON-INTEREST INCOME
   Transaction and other service fee income                             105                90                218                185
   Gain on sale of loans                                                  7                56                 40                124
   Other                                                                 43                34                116                 62
                                                             --------------    --------------     --------------     --------------

                                 TOTAL NON-INTEREST INCOME              155               180                374                371
                                                             --------------    --------------     --------------     --------------

NON-INTEREST EXPENSES
   Personnel costs                                                      466               453                906                857
   Occupancy                                                             44                48                 87                 91
   Equipment rental and maintenance                                      58                55                119                 96
   Marketing                                                             34                20                 70                 40
   Data processing and outside service fees                              95                92                184                169
   Federal and other insurance premiums                                  24                22                 47                 44
   Supplies, telephone and postage                                       32                39                 62                 68
   Other                                                                131                97                261                179
                                                             --------------    --------------     --------------     --------------

                               TOTAL NON-INTEREST EXPENSES              884               826              1,736              1,544
                                                             --------------    --------------     --------------     --------------

                                INCOME BEFORE INCOME TAXES              360               329                770                767

INCOME TAX EXPENSE                                                      142               118                294                277
                                                             --------------    --------------     --------------     --------------

                                                NET INCOME   $          218    $          211     $          476     $          490
                                                             ==============    ==============     ==============     ==============

NET INCOME PER COMMON SHARE
   Basic                                                     $        .13      $        .12       $         .28      $        .28
   Diluted                                                            .12               .12                 .27               .28

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                          1,697,394         1,736,901          1,697,394          1,751,091
   Assuming dilution                                              1,739,649         1,736,901          1,729,702          1,751,091

DIVIDEND PER COMMON SHARE                                    $        .06      $        .06       $         .12      $        .12

See accompanying notes
                                      -4-

                     Carolina Fincorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                       ------------    ------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $        476    $        490
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                                99              89
     Amortization, net                                                                          (26)              7
     Gain on sale of assets, net                                                                (18)              -
     Decrease in loans held for sale                                                            106           1,057
     Release of ESOP shares                                                                      60              40
     Amortization of stock awards under management
       recognition plan                                                                          68              69
     Provision for loan losses                                                                   54              58
     Deferred income taxes                                                                      (21)              -
     Deferred compensation                                                                        -              25
     Change in assets and liabilities
       Decrease in accrued interest receivable                                                   54              42
       Increase in other assets                                                                (135)           (231)
       Decrease in accrued interest payable                                                     (32)            (24)
       Decrease in accrued expenses and other liabilities                                      (188)           (520)
                                                                                       -------------   ------------
                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES             497           1,102
                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                (1,152)         (4,529)
     Held to maturity investment securities                                                       -          (2,500)
   Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                 4,685           4,000
     Held to maturity investment securities                                                     611           3,259
   Net increase in loans                                                                     (6,352)         (2,947)
   Proceeds from sale of foreclosed real estate                                                  69               -
   Purchase of property and equipment                                                           (25)           (329)
                                                                                       ------------    ------------
                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES          (2,164)         (3,046)
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand accounts                                                            1,711           1,253
   Net increase (decrease) in certificates of deposit                                          (792)          4,972
   Decrease in borrowed funds                                                                     -          (3,200)
   Decrease in advance payments by borrowers for taxes and insurance                           (211)           (265)
   Cash dividends paid                                                                         (202)           (211)
                                                                                       ------------    ------------
                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES             506           2,549
                                                                                       ------------    ------------
                                                         NET (INCREASE) DECREASE IN
                                                          CASH AND CASH EQUIVALENTS          (1,161)            605

CASH AND CASH EQUIVALENTS, BEGINNING                                                          7,683           8,772
                                                                                       ------------    ------------
                                                  CASH AND CASH EQUIVALENTS, ENDING    $      6,522    $      9,377
                                                                                       ============    ============

See accompanying notes.

                    Carolina Fincorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Carolina Fincorp, Inc. (the "Company") and its wholly-owned subsidiary, Richmond Savings Bank, Inc., SSB ("Richmond Savings" or the "Bank"), and the Bank's wholly-owned subsidiary, Richmond Investment Services, Inc. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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


NOTE C - COMPREHENSIVE INCOME

For the three months ended December 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $214,000 and $206,000, respectively, and for the six months ended December 31, 1999 and 1998, $456,000 and $499,000, respectively.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at December 31 and June 30, 1999

Consolidated total assets increased by $870,000 during the six months ended December 31, 1999, from $119.2 million at June 30, 1999 to $120.1 million at December 31, 1999. During the six months, the Company generated strong loan growth, as net loans receivable increased by $6.0 million to $95.3 million.
This loan growth was partially funded by an increase of $919,000 in customer deposit accounts, with the balance of the funding provided from liquid assets. The overall increase in customer deposits during the six months resulted from an increase of $1.7 million in demand deposits. In the aggregate, liquid assets decreased from $25.1 million at June 30, 1999 to $19.7 million at December 31, 1999.

Total stockholders' equity was $16.1 million at December 31, 1999 as compared with $15.8 million at June 30, 1999, an increase of $382,000 which resulted principally from net income of $476,000 for the six months, while regular quarterly dividends during the six month period aggregated $202,000 or $.12 per share. At December 31, 1999, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three months Ended December 31, 1999 and 1998

Net Income. Net income for the quarter ended December 31, 1999 was $218,000, or $.13 per share, as compared with net income of $211,000, or $.12 per share, for the three months ended December 31, 1998, an increase of $7,000 or $.01 per
share.   An increase of $117,000 in net interest income for the current quarter was largely offset by a decrease of $25,000 in non-interest income and an increase of $58,000 in non-interest expenses.

Net Interest Income. Net interest income for the quarter ended December 31, 1999 was $1.1 million as compared with $1.0 million during the quarter ended December 31, 1998, an increase of $117,000 that resulted principally from an increased level of interest earning assets during the current quarter and a reduction in deposit costs. Average interest earning assets were approximately $5.7 million higher during the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998, while the weighted average rate paid for deposits declined to 4.28% from 4.59%. The higher level of interest earning assets generated an increase in total interest income of $114,000. The reduction in deposit costs yielded a $3,000 reduction in total interest expense, despite an increase of $6.6 million in average deposits outstanding during the quarter.

Provision for Loan Losses. The provision for loan losses was $27,000 and $24,000 for the quarters ended December 31, 1999 and 1998, respectively. There were net loan charge-offs of $21,000 during the quarter ended December 31, 1999 as compared with net charge-offs of $4,000 during the quarter ended December 31, 1998. At December 31, 1999, nonaccrual loans aggregated $151,000, while the allowance for loan losses stood at $544,000.

Other Income. Other income was $155,000 for the quarter ended December 31, 1999 as compared with $180,000 for the quarter ended December 31, 1998, a decrease of $25,000. This decrease resulted principally from a decrease of $49,000 in gains from the sale of loans, offset partially by increases of $15,000 and $9,000, respectively, in transaction and service fee income and other income.

Other Expenses. Other expenses increased to $884,000 during the quarter ended December 31, 1999 as compared with $826,000 for the quarter ended December 31, 1998, an increase of $58,000 or 7%. Most of the cost increases represented normal inflationary and growth related increases. Marketing costs increased by $14,000 because of higher levels of advertising and other marketing activities. Other non-interest expenses increased by $34,000 principally as a result of legal, consulting and other expenses incurred in preparation for the Company's annual meeting that was held on November 17, 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 39.4% and 35.9% for the three months ended December 31, 1999 and 1998, respectively.


Comparison of Results of Operations for the Six months ended December 31, 1999 and 1998

Net Income. Net income for the six months ended December 31, 1999 was $476,000, or $.28 per share, as compared with net income of $490,000, also $.28 per share,
for the six months ended December 31, 1998, a decrease of $14,000.   The
Company's full service branch in Laurinburg, North Carolina opened on September 28, 1998, and was therefore fully operational during the current six months while open for only half of the corresponding six months of 1998. On a comparative basis, this new branch contributed to higher levels of both income and operating expenses during the six months ended December 31, 1999 as compared with the six months ended December 31, 1998. An increase in net interest income for the six months ended December 31, 1999 of $188,000 was more than offset by an increase of $192,000 in non-interest expenses.

Net Interest Income. Net interest income for the six months ended December 31, 1999 was $2.2 million as compared with $2.0 million during the six months ended December 31, 1998, an increase of $188,000 that resulted principally from an increased level of interest earning assets during the current six months and a lower percentage cost for deposits. Average interest earning assets were approximately $6.6 million higher during the six months ended December 31, 1999 as compared with the six months ended December 31, 1998, while the weighted average rate paid for deposits declined to 4.29% from 4.59%. The higher level of interest earning assets generated an increase in total interest income of $213,000, and, despite an increase of $6.6 million in average deposits outstanding during the six months, the reduction in deposit costs limited the overall increase in total interest expense to $25,000.

Provision for Loan Losses. The provision for loan losses was $54,000 and $58,000 for the six months ended December 31, 1999 and 1998, respectively. There were net loan charge-offs of $27,000 during the six months ended December 31, 1999 as compared with net charge-offs of $8,000 during the six months ended December 31, 1998. At December 31, 1999, nonaccrual loans aggregated $151,000, while the allowance for loan losses stood at $544,000.

Other Income. Other income was $374,000 for the six months ended December 31, 1999 as compared with $371,000 for the six months ended December 31, 1998, an increase of $3,000. This increase resulted principally from increases of $33,000 and $54,000, respectively, in transaction and service fee income and other income, offsetting a decrease of $84,000 in gains from the sale of loans. Included in other income during the current quarter was a gain of $18,000 from the sale of foreclosed real estate.

Other Expenses. Other expenses increased to $1.7 million during the six months ended December 31, 1999 as compared with $1.5 million for the six months ended December 31, 1998, an increase of $192,000. Factors contributing to this increase include (1) operating costs during the current six months of the Laurinburg full service branch office that was open for only three days during the six months ended December 31, 1998, (2) equipment, data processing and related costs resulting both from growth and from Year 2000 systems upgrades, and (3) normal inflationary cost increases. In addition, during the six months ended December 31, 1999 other non-interest expenses increased by $82,000, largely as a result of legal, consulting and other expenses incurred in preparation for the Company's annual meeting that was held on November 17, 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 36.1% for the six months ended December 31, 1999 and 1998, respectively.

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

As a North Carolina-chartered savings bank, Richmond Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Richmond Savings' liquidity ratio at December 31, 1999, as computed under North Carolina regulations, was approximately 15.9%. On a consolidated basis, liquid assets also represent approximately 16.4% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Richmond Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires Richmond Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1999, Richmond Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.


Year 2000 Compliance Issues

The Year 2000 issue has posed business risks to most business organizations, including the Company. In response, the Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All date sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's management is pleased, but not surprised, that business continued as normal without adverse impact to the Company during the critical date change. In coming months, the Bank will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company. The Company estimates that its total Year 2000 compliance costs have aggregated approximately $313,000, including capital expenditures of approximately $225,000 and other expenses charged to operations of approximately $88,000. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on November 17, 1999. Of 1,871,545 shares entitled to vote at the meeting, 1,545,261 shares voted. The following matters were voted on at the meeting:

                                                 Number of Votes For
                                                 -------------------

       1.  Election of directors:
           i) All of the nominees who
              were presented in the
              proxy for the annual
              meeting were elected,
              as follows:
                J. Stanley Vetter 1,476,828 or 95.6% of the shares voted John T. Page, Jr. 1,437,635 or 93.0% of the shares voted Russell E. Bennett 1,478,404 or 95.7% of the shares voted
                R. Larry Campbell 1,471,455 or 95.2% of the shares voted Buena Vista Coggin 1,478,204 or 95.7% of the shares voted
                Joe M. McLaurin        1,478,404 or 95.7% of the shares voted
                W. Jesse Spencer       1,419,107 or 91.8% of the shares voted
                E. E. Vuncannon, Jr.   1,477,604 or 95.6% of the shares voted

          ii) The following other
              individuals received
              votes in a number
              insufficient for
              election to the Board
              of Directors:
                Jeff Edwards           5,120 or 0.3% of the shares voted
                Patrick Molamphy       10,220 or 0.7% of the shares voted
                Thomas McInnis         10,220 or 0.7% of the shares voted

       2. The appointment of Dixon
          Odom PLLC to serve as
          independent auditor for
          the year ending June 30,
          2000 was ratified:           1,514,951 or 98.0% of the shares voted

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           (27)  Financial data schedule

      (b)  Reports on Form 8-K.

           Two reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999. A report was filed on October 22, 1999 to announce that the Company had entered into an Agreement and Plan of Merger pursuant to which the Company will be acquired by FNB Corp. Another report was filed on December 28, 1999 to announce that the Company had terminated a stock repurchase plan that was announced on April 8, 1999. Under this stock repurchase plan, the Company purchased 34,000 shares of its common stock between May 7, 1999 and May 13, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAROLINA FINCORP, INC.


Date:  February 2, 2000       By: /s/ R. Larry Campbell
                                  --------------------------------------------
                                  R. Larry Campbell
                                  Chief Executive Officer



Date:  February 2, 2000       By: /s/ Winston G. Dwyer
                                  --------------------------------------------
                                  Winston G. Dwyer
                                  Chief Financial Officer